Form 10-Q
period 1994-04-03
GIDDINGS & LEWIS INC /WI/
filed 1994-05-12
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended April 3, 1994

                                       or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

       For the transition period from _________________________
                             to   _________________________

   Commission File Number 0-17873

                             GIDDINGS & LEWIS, INC.
             (Exact name of registrant as specified in its charter)

                Wisconsin                             39-1643189
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

   142 Doty Street, Fond du Lac, Wisconsin    54935
   (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (414) 921-9400


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
    No


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of April 3, 1994: 34,287,526 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                         For Quarter Ended April 3, 1994

                                                                         Page

   PART I. Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flows         4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes in
                       Shareholders' Equity                                 6

                    Notes to Condensed Consolidated Financial
                       Statements                                       7 - 9

           Item 2.  Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                      10 - 11


   PART II.     Other Information

           Item 6.  Exhibits and Reports on Form 8-K                       12

           Signatures                                                      13

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)



                                                 Three months ended

                                                  April 3,     April 4,
                                                    1994         1993

   Net sales                                      $123,030     $140,251

   Costs and expenses:

        Cost of sales                               94,839       98,698

        Selling, general and
           administrative expenses                  12,885       18,616

        Depreciation and amortization                4,084        3,801
                                                   -------      -------
   Total operating expenses                        111,808      121,115
                                                   -------      -------
   Operating income                                 11,222       19,136

   Interest (income)/expense, net                    (325)        1,827

   Other expense                                        91          448
                                                   -------      -------
   Income before provision for income taxes         11,456       16,861

   Provision for income taxes                        4,586        6,627
                                                   -------      -------
   Net income                                     $  6,870     $ 10,234
                                                   =======      =======
   Per common share amounts:

      Net income available to common
       shareholders:

          Primary                                 $    .20     $    .33
                                                   =======      =======

          Fully diluted                           $    .20     $    .32
                                                   =======      =======
      Dividends declared                          $    .03     $    .03
                                                   =======      =======

   Average number of common shares outstanding  34,264,485   31,484,738

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                    Three months ended
                                                  April 3,     April 4,
                                                    1994         1993

   Operating activities:

     Net income                                   $  6,870     $ 10,234

     Adjustments to reconcile net income to
       net cash provided (used) by operating
       activities:

        Depreciation and amortization                4,084        3,801

        Net changes in working capital items        16,519        1,919

        Other                                          333         (391)
                                                   -------       ------
   Net cash provided by operating activities        27,806       15,563
                                                   -------      -------
   Investing activities:

        Additions to property, plant, and equipment (4,501)      (4,571)

        Other                                         (278)       2,833
                                                   -------      -------
   Net cash used by investing activities            (4,779)      (1,738)
                                                   -------      -------
   Financing activities:

        Net decrease in notes payable                    -      (10,990)

        Payments on debenture redemptions and
          conversions                                    -         (108)

        Proceeds from stock options exercised          440          114

        Cash dividends                              (1,028)      (1,005)
                                                   -------      -------

   Net cash used by financing activities              (588)     (11,989)
                                                   -------      -------
   Effect of exchange rate changes on cash             577            -
                                                   -------      -------
   Net increase in cash and cash equivalents        23,016        1,836

   Cash and cash equivalents - beginning of
       period                                       53,877        8,501
                                                   -------      -------
   Cash and cash equivalents - end of period      $ 76,893     $ 10,337
                                                   =======      =======

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                   April 3,    December 31,
                                                    1994            1993
                                                       (Unaudited)
   ASSETS

      Current assets:
           Cash and cash equivalents               $ 76,893      $ 53,877
           Accounts receivable                      217,836       246,130
           Inventories (Note 2)                      58,578        57,393
           Deferred income taxes                     23,770        23,770
           Other current assets                       7,529         6,304
                                                    -------       -------
                Total current assets                384,606       387,474

      Fixed assets - net                            103,073       101,269
      Costs in excess of net acquired assets         90,781        91,386
      Other assets                                   12,572        12,897
      Deferred income taxes                          20,990        20,990
                                                    -------       -------
                TOTAL ASSETS                       $612,022      $614,016
                                                    =======       =======
   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
           Accounts payable                          33,327        31,059
           Accrued expenses and other liabilities    87,250        98,337

                                                    -------       -------
                Total current liabilities           120,577       129,396

             Long-term employee benefits and other
             long-term liabilities                   47,676        48,610
                                                    -------       -------
                Total liabilities                   168,253       178,006

             Contingencies (Note 3)

      Shareholders' equity:
           Class A preferred stock                        -             -
           Common stock                               3,429         3,425
           Capital in excess of par                 324,357       323,679
           Retained earnings                        120,534       114,692
           Cumulative translation adjustment         (2,562)       (3,444)
           Unamortized compensation expense          (1,989)       (2,342)
                                                    -------       -------
                Total shareholders' equity          443,769       436,010
                                                    -------       -------
                      TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY            $612,022      $614,016
                                                    =======       =======


                             See accompanying notes.

                                                       GIDDINGS & LEWIS, INC.

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  THREE MONTHS ENDED APRIL 3, 1994

                                                (In Thousands, Except Share Amounts)

                                                             (Unaudited)



                                                            Capital in              Cumulative    Unamortized       Total
                                        Common Stock        Excess of    Retained   Translation   Compensation   Shareholders'
                                    Shares       Amount        Par       Earnings   Adjustment      Expense         Equity


   Balance, December 31, 1993     34,254,068      $ 3,425    $ 323,679     $114,692   $ (3,444)    $ (2,342)      $ 436,010

   Issuance of shares under
      restricted stock awards          6,000            1          149                                 (149)              1

   Cancellation of shares under
     restricted stock awards         (16,000)          (1)        (179)                                  84             (96)

   Issuance of shares for options
     exercised under stock
     option plan                      43,458            4          436                                                  440

   Tax benefit related to
     exercise of stock options                                     272                                                  272

   Net income                                                                 6,870                                   6,870

   Amortization of compensation
      expense                                                                                           418             418

   Cash dividends                                                            (1,028)                                 (1,028)

   Translation adjustment                                                                  882                          882

   Other                                                                                                                  -

                                  __________      _______    _________     ________    _______      _______      __________

   Balance, April 3, 1994         34,287,526      $ 3,429    $ 324,357     $120,534    $(2,562)     $(1,989)     $  443,769
                                  ==========      =======    =========     ========    =======      =======

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  April 3, 1994

                                   (Unaudited)

   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

      The Company is organized into four major operating groups: Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. The Automation Technology Group is responsible for the manufacture of cellular and smart manufacturing systems, automated standalone machine tools, tooling and fixtures, and remanufacturing. The Integrated Automation Group produces assembly automation products and systems and flexible transfer lines. Programmable industrial computers, servo systems, controls, and measurement products are offered by the Automation Measurement and Control Group. The European Operations Group offers the Company's complete product lines through its sales, engineering, manufacturing, and service facilities in Scotland, England and Germany.


   2.  Inventories
                                           April 3,     December 31,
                                             1994           1993
                                                (in thousands)
             Raw materials               $   29,187      $  29,613
             Work-in-process                 17,884         16,594
             Finished goods                  11,507         11,186
                                         ----------       --------
                                         $   58,578     $   57,393
                                         ==========       ========


   3.  Contingencies

       The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries have either been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or are involved with state environmental authorities. The sites involved include facilities acquired by the Company in connection with the acquisition of Cross & Trecker, including a soil and water contamination matter at the Company's West Allis, Wisconsin facility that is held for sale. The Company has developed and submitted plans which will lead to the remediation of this site.
       The Michigan Department of Natural Resources is investigating alleged environmental violations at the Company's Menominee, Michigan facility. The investigation focuses on air emissions, and their potential impact on surrounding soil and waste disposal practices. Two related civil lawsuits have also been filed regarding this matter. Information presently available to the Company does not enable it to reasonably estimate potential civil or criminal penalties, or remediation costs, if any, related to the Menominee matter.

       The Company has established accruals for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been identified as responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance recoveries or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

       The Company is also involved in other litigation and proceedings, including product liability claims. In the case of product liability, the Company is partially self-insured and accrues for estimated claim exposures determined to be probable. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company.

       As part of the Cross & Trecker Corporation acquisition in October, 1991, the Company acquired two contracts with customers located in the former Soviet Union (Russian contracts). These contracts, totalling approximately $48.2 million, were entered into by Cross & Trecker Corporation prior to the acquisition. In light of the political and economic instability in the former Soviet Union, the Company was unable to predict when or if effective guarantees (see below) would be obtained or additional payments would be received under these contracts. Accordingly, at the time of the acquisition, the Company wrote off the uncollected receivables and reserved for the costs committed to be incurred with respect to these contracts.

       In August, 1992, Export-Import Bank of the United States issued a conditional guarantee for one of the Russian contracts. At April 3, 1994, all of the specified procedures needed to activate this guarantee had not yet been satisfied. However, in November, 1993, the Company received the remaining contractual downpayment relating to this contract. Since the related receivable had previously been written off, the downpayment was recorded as income in 1993. For the other Russian contract, no payments have been received and no credit guarantee has been issued. The Company continues to pursue collection of the remaining amounts outstanding under these contracts.

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                Results of Operations for the First Three Months
                            of 1994 Compared to 1993


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period January 1, 1993 through April 3, 1994.


                  April 4,      July 4,       Oct. 3,      Dec. 31,     April 3,
                    1993         1993          1993          1993         1994
                                          (In Thousands)
   Operating
     group:

   Automation
     Technology    $ 36,987     $ 31,716     $ 36,561      $ 39,857     $ 32,034
   Integrated
     Automation      26,612       59,723       39,837        79,270      117,610
   European
     Operations      52,367       28,543       55,404         8,433        6,138
   Automation
     Measurement
     and Control     13,328       11,954       13,818        14,511       13,647
                    -------      -------      -------       -------      -------
   Consolidated
     bookings      $129,294     $131,936     $145,620      $142,071     $169,429
                   ========      =======      =======       =======      =======
   Consolidated
     backlog       $349,070     $342,605     $367,857      $382,694     $431,448
                   ========      =======      =======       =======      =======

   Bookings in the first three months of 1994 were $169.4 million compared to bookings in the first three months of 1993 of $129.3 million. Automation Technology first quarter bookings for 1994 of $32.0 million decreased 13.4% from $37.0 million in the first quarter of 1993 reflecting continued weakness in the demand for large machine tools and sophisticated cells and systems. Integrated Automation bookings of $117.6 million increased 341.9% in the first quarter of 1994 from $26.6 million in the first quarter of 1993. Substantially all of the increase in Integrated Automation's first quarter 1994 bookings relates to large orders placed by the domestic automotive industry. European Operations bookings decreased 88.3% from $52.4 million in the first quarter of 1993 to $6.2 million in the first quarter of 1994. During the first quarter of 1993, the European Operations Group received several large orders from European automotive companies and one large order from a Korean automotive company; whereas first quarter 1994 orders declined due to depressed economic conditions in Europe. Automation Measurement and Control bookings of $13.6 million for the first quarter of 1994 increased 2.4% from $13.3 million in the first quarter of 1993.

   Consolidated net sales in the first three months of 1994 totalled $123.0 million compared to $140.3 million in the year earlier period. The decrease in net sales reflects the lower bookings levels experienced in the latter half of 1992 and first half of 1993. In the 1994 period, net sales for Automation Technology of $41.9 million decreased 12.9% from $48.1 million in the year earlier period. Integrated Automation net sales of $49.3 million decreased 8.2% from $53.7 million. European Operations sales in the first three months of 1994 were $16.4 million, a decrease of 28.4% from $22.9 million in the year earlier period. Automation Measurement and Control net sales decreased .5% to $15.5 million in the 1994 period compared to $15.6 million in the 1993 period.

   The consolidated gross margin (before depreciation and amortization) decreased to 22.9% of sales in the first quarter of 1994, from 29.6% in the first quarter of 1993. The decrease in the gross margin percentage is primarily attributable to competitive pressures on bookings starting in the last half of 1992.

   Selling, general, and administrative expenses (before depreciation and amortization) decreased as a percentage of sales to 10.5% in the first three months of 1994 from 13.3% in the year earlier period. The percentage decrease is the result of cost reduction and improved engineering and technical services efficiency.

   Other expense of $91,000 in the first three months of 1994 is primarily made up of foreign currency gains and amortization of foreign currency exchange contracts costs.

   Net interest expense/(income) decreased from $1.8 million in the first quarter of 1993 to ($.3) million in the first quarter of 1994. The decrease in net interest expense is attributable to the conversion into common stock in March, 1993 of substantially all of the Company's 10% convertible subordinated debentures and the repayment of all remaining outstanding debt in the second quarter of 1993.

   The provision for income taxes of $4.6 million for the first quarter of 1994 is based on the estimated annual effective tax rate for 1994. The Company's effective tax rate for the first three months of 1994 amounted to 40.0% as compared to 39.3% for the year earlier period.

   Liquidity and Capital Resources at April 3, 1994

   On April 3, 1994, the Company had $76.9 million of cash and cash equivalents on hand which was an increase of $23.0 million from the balance on hand at the beginning of the year. For the first three months of 1994, operating activities generated $27.8 million of cash. Cash provided from working capital changes totaled $16.5 million due primarily to improved receivable collections, offset by a decrease in accrued expenses and other liabilities. The payment of year-end accruals was the primary reason for the decrease in accrued expenses and other liabilities.

   Investing activities used $4.8 million which included $4.5 million in capital expenditures. Financing activities used cash of $.6 million including dividend payments of $1.0 million.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                  April 3, 1994



   Item 6.        Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      None

                  (b) Reports on Form 8-K

                      The Company filed no current reports on Form 8-K during the quarter ended April 3, 1994.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Giddings & Lewis, Inc.




   Date:      May 11, 1994                   JOSEPH R. COPPOLA
                                             Joseph R. Coppola
                                             Chairman and Chief Executive
                                             Officer




   Date:      May 11, 1994                   RICHARD C. KLEINFELDT
                                             Richard C. Kleinfeldt
                                             Vice-President - Finance and
                                             Secretary (Chief Financial and
                                             Accounting Officer)