Form 10-Q
period 1994-07-03
GIDDINGS & LEWIS INC /WI/
filed 1994-08-16
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended July 3, 1994

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

   Common Stock Outstanding as of July 3, 1994: 34,279,848 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                         For Quarter Ended July 3, 1994

                                                                         Page

   PART I. Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flows         4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes
                       in Shareholders' Equity                              6

                    Notes to Condensed Consolidated Financial
                      Statements                                        7 - 9

           Item 2.  Management's Discussion and Analysis of
                      Results of Operations and Financial
                      Condition                                       10 - 12


   PART II.     Other Information

           Item 4.  Submission of Matters to a Vote of
                    Security Holders                                       13

           Item 6.  Exhibits and Reports on Form 8-K                       14

           Signatures                                                      15

                             GIDDINGS & LEWIS, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                 Three months ended       Six months ended
                                 July 3,      July 4,    July 3,      July 4,
                                 1994         1993       1994         1993


   Net sales                     $ 144,805   $ 135,831   $ 267,835  $ 276,082

   Costs and expenses:

      Cost of sales                113,868      93,965     208,707    192,663

      Selling, general and
         administrative
         expenses                   15,110      17,792      27,995     36,408

      Depreciation and
       amortization                  4,103       3,841       8,187      7,642
                                   -------     -------     -------    -------
   Total operating expenses        133,081     115,598     244,889    236,713
                                   -------     -------     -------    -------
   Operating income                 11,724      20,233      22,946     39,369

   Interest (income)/expense         (294)         845       (619)      2,672

   Other (income)/expense             (27)         474          64        922
                                   -------     -------     -------    -------
   Income before provision
      for income taxes              12,045      18,914      23,501     35,775

   Provision for income taxes        4,815       7,432       9,401     14,059
                                   -------     -------     -------    -------
   Net income                    $   7,230   $  11,482   $  14,100  $  21,716
                                   =======     =======     =======    =======


   Per common share amounts:

       Net income available
        to common shareholders   $     .21   $     .34   $     .41  $     .67
                                  ========    ========     =======    =======

       Dividends declared        $     .03   $     .03   $     .06  $     .06
                                  ========    ========     =======    =======


   Average number of common
      shares outstanding        34,285,358  33,928,047  34,274,808 32,686,582




                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                Three months ended        Six months ended
                                July 3,     July 4,     July 3,     July 4,
                                 1994        1993        1994        1993


   Operating activities:
     Net income                   $   7,230  $  11,482  $  14,100  $  21,716

     Adjustments to reconcile
      net income to net cash
      provided (used) by
      operating activities:
       Depreciation and
         amortization                 4,103      3,841      8,187      7,642
       Deferred income taxes              -      3,280          -     10,264
       Net changes in working
         capital items             (12,097)     36,730      4,422     31,665
       Other                        (2,885)       (51)    (2,552)      (442)
                                   --------   --------   --------   --------
   Net cash provided (used) by
    operating activities            (3,649)     55,282     24,157     70,845
                                   --------   --------   --------   --------
   Investing activities:
       Additions to property,
        plant, and equipment        (4,073)    (7,196)    (8,574)   (11,767)
       Other                          3,768        506      3,490      3,339
                                   --------   --------   --------  ---------
   Net cash used by
    investing activities              (305)    (6,690)    (5,084)    (8,428)

   Financing activities:
     Net decrease in notes
      payable                             -    (7,361)          -   (18,351)
     Payment of long-term
      borrowings                          -   (11,000)          -   (11,000)
     Payments on debenture
      redemptions and conversions         -      (116)          -      (224)
     Proceeds from restricted
      stock transactions                  -          9          -          9
     Proceeds from stock option
      transactions                      16           -       456        114
     Cash dividends                 (1,029)    (1,017)    (2,057)    (2,022)
                                   --------   --------   --------   --------
   Net cash used by financing
    activities                      (1,013)   (19,485)    (1,601)   (31,474)
                                   --------   --------   --------   --------
   Effect of exchange rate
    changes on cash                  1,653       (407)     2,230       (407)
                                    -------   --------   --------   --------
   Net increase (decrease) in
    cash and cash equivalents       (3,314)     28,700     19,702     30,536

   Cash and cash equivalents -
    beginning of period              76,893     10,337     53,877      8,501
                                   --------   --------   --------    -------
   Cash and cash equivalents -
    end of period                 $  73,579  $  39,037  $  73,579  $  39,037
                                   ========   ========   ========    =======

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                   July 3,     December 31,
                                                     1994          1993
                                                 (Unaudited)
   ASSETS

      Current assets:
           Cash and cash equivalents               $ 73,579      $ 53,877
           Accounts receivable                      237,609       246,130
           Inventories (Note 2)                      53,541        57,393
           Deferred income taxes                     23,770        23,770
           Other current assets                       6,328         6,304
                                                    -------       -------
                Total current assets                394,827       387,474

      Fixed assets - net                            104,960       101,269
      Costs in excess of net acquired assets         90,178        91,386
      Other assets                                    9,304        12,897
      Deferred income taxes                          20,990        20,990
                                                   --------      --------
                TOTAL ASSETS                       $620,259      $614,016

   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
           Accounts payable                        $ 34,880      $ 31,059
           Accrued expenses and other
             liabilities                             87,417        98,337
                                                   --------      --------
                Total current liabilities           122,297       129,396

             Long-term employee benefits and
             other long-term liabilities             45,607        48,610
                                                    -------       -------
                Total liabilities                   167,904       178,006

             Contingencies (Note 3)

      Shareholders' equity:
           Class A preferred stock                        -             -
           Common stock                               3,428         3,425
           Capital in excess of par                 324,286       323,679
           Retained earnings                        126,735       114,692
           Cumulative translation adjustment          (527)       (3,444)
           Unamortized compensation expense         (1,567)       (2,342)
                                                    -------       -------
                Total shareholders' equity          452,355       436,010
                                                    -------       -------
                      TOTAL LIABILITIES AND
                         SHAREHOLDERS' EQUITY      $620,259      $614,016
                                                    =======       =======

                             See accompanying notes.


                                                       GIDDINGS & LEWIS, INC.

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                    SIX MONTHS ENDED JULY 3, 1994

                                                (In Thousands, Except Share Amounts)

                                                             (Unaudited)

                                                         Capital in              Cumulative    Unamortized       Total
                                     Common Stock        Excess of    Retained   Translation   Compensation   Shareholders'
                                 Shares       Amount        Par       Earnings   Adjustment      Expense         Equity


   Balance, December 31, 1993   34,254,068    $ 3,425    $ 323,679    $114,692      $ (3,444)     $ (2,342)     $ 436,010

   Issuance of shares under
      restricted stock awards        8,840          1          217                                    (217)             1

   Cancellation of shares under
     restricted stock awards       (27,500)        (2)        (334)                                    156           (180)

   Issuance of shares for options
     exercised under stock
     option plan                    44,440          4          452                                                    456

   Tax benefit related to
     options exercised                                         272                                                    272

   Net income                                                           14,100                                     14,100

   Amortization of compensation
      expense                                                                                          836            836

   Cash dividends                                                       (2,057)                                    (2,057)

   Translation adjustment                                                              2,917                        2,917
                                __________    _______    _________    ________       _______       _______     __________

   Balance, July 3, 1994        34,279,848    $ 3,428    $ 324,286    $126,735       $  (527)      $(1,567)    $  452,355
                                ==========    =======     ========     =======        ======        ======      =========


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 3, 1994

                                   (Unaudited)

   1.   Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

        The Company is organized into four major operating groups:
        Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. The Automation Technology Group is responsible for the manufacture of cellular and smart manufacturing systems, automated standalone machine tools, tooling and fixtures, gray iron castings and remanufacturing. The Integrated Automation Group produces assembly automation products and systems and flexible transfer lines. Programmable industrial computers, servo systems, CNC controls, and measurement products are offered by the Automation Measurement and Control Group. The European Operations Group offers the Company's complete product lines through its sales, engineering, manufacturing, and service facilities in Scotland, England and Germany.

   2.   Inventories
                                            July 3,      December 31,
                                             1994            1993
                                                (in thousands)

      Raw materials                      $   29,117       $   29,613
      Work-in-process                        12,730           16,594
      Finished goods                         11,694           11,186
                                         ----------       ----------
                                         $   53,541       $   57,393
                                         ==========       ==========

   3.   Contingencies

        The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries have either been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or are involved with state environmental authorities.
        The sites involved include facilities acquired by the Company in connection with the acquisition of Cross & Trecker Corporation, including a soil and water contamination matter at the Company's former West Allis, Wisconsin facility. In May, 1994, the Company sold a portion of the West Allis site containing the manufacturing facility along with the associated environmental remediation responsibilities for that portion of the site. The Company has developed and submitted plans to the Wisconsin Department of Natural Resources which will lead to the remediation of the remainder of the West Allis site which has been retained by the Company.

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

        In addition, the Michigan Department of Natural Resources is investigating alleged environmental violations at the Company's Menominee, Michigan facility. The investigation focuses on air emissions, and their potential impact on surrounding soil and waste disposal practices. Two related civil lawsuits have also been filed regarding this matter. Information presently available to the Company does not enable it to reasonably estimate potential civil or criminal penalties, or remediation costs, if any, related to the Menominee matter.

        The Company is also involved in other litigation and proceedings, including product liability claims. In the case of product liability, the Company is partially self-insured and accrues for estimated claim exposures determined to be probable. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company.

        As part of the acquisition of Cross & Trecker Corporation in October, 1991, the Company acquired two contracts with customers located in the former Soviet Union (Russian contracts). These contracts, totalling approximately $48.2 million, were entered into by Cross & Trecker Corporation prior to the acquisition. In light of the political and economic instability in the former Soviet Union, the Company was unable to predict when or if effective guarantees (see below) would be obtained or additional payments would be received under these contracts. Accordingly, at the time of the acquisition, the Company wrote off the uncollected receivables and reserved for the costs committed to be incurred with respect to these contracts.

        In August, 1992, Export-Import Bank of the United States issued a conditional guarantee for one of the Russian contracts. At
        July 3, 1994, all of the specified procedures needed to activate this guarantee had not yet been satisfied. However, in November, 1993, the Company received the remaining contractual downpayment relating to this contract. Because the related receivable had previously been written off, the downpayment was recorded as income in 1993. For the other Russian contract, no payments have been received and no credit guarantee has been issued. The Company continues to pursue collection of the remaining amounts outstanding under these contracts.

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                 Results of Operations for the First Six Months
                            of 1994 Compared to 1993


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period January 1, 1993 through July 3, 1994.

                   April 4,  July 4,   Oct. 3,  Dec. 31, April 3,   July 3,
                     1993     1993      1993      1993     1994      1994
                                          (In Thousands)
   Operating group:

   Automation
     Technology    $ 36,987 $ 31,716  $ 36,561  $ 39,857 $ 32,034  $ 31,724
   Integrated
     Automation      26,612   59,723    39,837    79,270  117,610   113,870
   European
     Operations      52,367   28,543    55,404     8,433    6,138     5,771
   Automation
     Measurement
     and Control     13,328   11,954    13,818    14,511   13,647    17,831
                    ------- --------   -------   -------  -------   -------
   Consolidated
     Bookings      $129,294 $131,936  $145,620  $142,071 $169,429  $169,196
                    =======  =======   =======   =======  =======   =======
   Consolidated
     Backlog       $349,070 $342,605  $367,857  $382,694 $431,448  $460,370
                    =======  =======   =======   =======  =======   =======

   Bookings in the first six months of 1994 were $338.6 million compared to bookings in the first six months of 1993 of $261.2 million. Automation Technology bookings of $63.8 million in the first six months of 1994 decreased 7.2% from the comparable 1993 period. The decrease reflects continued weakness in the demand for large machine tools and sophisticated cells and systems. Integrated Automation bookings in the first six months totalled $231.5 million, a 168.1% increase from the year earlier period total of $86.3 million. The increase in bookings is attributable to significant order placement by the domestic automotive industry during the first half of 1994. The Company believes that order placement by the domestic automotive sector will remain above average throughout 1994. European Operations bookings decreased from $80.9 million in the first six months of 1993 to $11.9 million in the first half of 1994. The decrease was due to unfavorable economic conditions in the Company's European markets. There appears to be no indication of near term improvement in the outlook for bookings in Europe. Bookings in the first six months of 1993 were favorably impacted by significant orders received from European automotive companies and a Korean automotive company. Automation Measurement and Control bookings of $31.5 million for the first six months of 1994 increased 24.5% over the comparable 1993 period bookings of $25.3 million due mainly to large orders received from the automotive and mining industries.

   Bookings in the second quarter of 1994 were $169.2 million compared to bookings in the second quarter of 1993 of $131.9 million. Automation Technology bookings were $31.7 million in both the second quarter of 1994 and the second quarter of 1993. Integrated Automation bookings of $113.9 million in the second quarter of 1994 increased 90.7% from $59.7 million in the second quarter of 1993. European Operations bookings decreased 79.8% from $28.5 million in the second quarter 1993 to $5.8 million in the second quarter of 1994. Automation Measurement and Control bookings of $17.8 million for the second quarter of 1994 increased 49.1% from $12.0 million in the second quarter of 1993. The reasons for the fluctuations in second quarter bookings (1994 vs. 1993) are essentially the same as those noted in the previous paragraph which discussed six-month results.

   Consolidated net sales in the first six months of 1994 totalled $267.8 million compared to $276.1 million in the year earlier period. Net sales for Automation Technology in the first six months of 1994 were $84.8 million, a decrease of 6.9% from the year earlier period total of $91.1 million. Integrated Automation net sales decreased 5.8% from $108.2 million in the first six months of 1993 to $101.9 million in the comparable 1994 period. European Operations sales in the first six months of 1994 were $51.4 million, an increase of 5.8% from $48.6 million in the year earlier period. Automation Measurement and Control net sales
   increased   5.2% to $29.7 million in the 1994 period compared to $28.2 million in the 1993 period.

   Consolidated net sales increased from $135.8 million in the second quarter of 1993 to $144.8 million in the second quarter of 1994. The increase in net sales relates mainly to significant orders received by the European Operations group in the second and third quarters of 1993. In the second quarter of 1994, Automation Technology net sales totalled $42.9 million compared to $43.0 million in the year earlier period. Integrated Automation net sales of $52.6 million in the second quarter of 1994 decreased from $54.5 million in the comparable 1993 period. European Operations net sales in the second quarter of 1994 were $35.0 million, a 36.4% increase from 1993 second quarter net sales of $25.6 million. Net sales for the Automation Measurement and Control group were $14.2 million in the second quarter of 1994 compared to $12.7 million in the year earlier period.

   The consolidated gross margin percentage (before depreciation and amortization) for the first six months and the second quarter of 1994 was 22.1% and 21.4%, respectively, as compared to 30.2% and 30.8% for the comparable 1993 periods. Gross margins for the first six months and second quarter of 1994 were adversely impacted by competitive pricing pressures, cost overruns on contracts booked in prior periods, and increased product development spending. The Company currently does not expect the gross margin percentage for the second half of 1994 to differ significantly from the actual gross margin percentage for the six months ended June 30, 1994.

   Selling, general, and administrative expenses (before depreciation and amortization) decreased as a percentage of sales to 10.5% in the first six months of 1994 from 13.2% in the year earlier period, and to 10.4% for the second quarter of 1994 from 13.1% in the second quarter of 1993. The percentage decrease is primarily attributable to cost reduction measures, improved engineering efficiencies and a change in the mix of sales towards lower commission sales.

   Net interest (income)/expense for the first six months and second quarter of 1994 of ($.6) million and ($.3) million, respectively, decreased from $2.7 million and $.8 million, respectively, in the comparable 1993 periods. The decrease in net interest expense is attributable to (1) the redemption or conversion into common stock in March, 1993 of all of the Company's 10% convertible subordinated debentures, (2) the repayment of all remaining outstanding debt in the second quarter of 1993, and (3) the increase in cash and cash equivalents (cash and cash equivalents increased from $8.5 million at December 31, 1992 to $73.6 million at July 3, 1994).

   The provision for income taxes of $9.4 million and $4.8 million, respectively, for the first six months and second quarter of 1994 is based on the estimated annual effective tax rate for 1994. The Company's effective tax rate for the first six months and second quarter of 1994 amounted to 40.0% as compared to 39.3% for the year earlier periods.

   Liquidity and Capital Resources at July 3, 1994

   On July 3, 1994, the Company had $73.6 million of cash and cash equivalents on hand, which is an increase of $19.7 million from the balance on hand at the beginning of the year. For the first six months of 1994, operating activities generated $24.2 million of cash. Net working capital items decreased by $4.4 million due primarily to lower accounts receivable and inventory balances and increased accounts payables. The lower receivable balance resulted from collections on significant contracts. The increase in accounts payables reflects elevated purchasing activity required to support the growing backlog of orders. Offsetting the changes in the above working capital items was a decrease in accrued expenses and other liabilities which resulted mainly from the payment of year-end accruals. In the second quarter of 1994, net working capital items increased by $12.1 million due mainly to higher accounts receivable. In the second quarter, significant progress was made by the European Operations group on contracts accounted for under the percentage of completion method of accounting. Investing activities used $5.1 million during the first six months of 1994, which included capital expenditures totalling $8.6 million and proceeds from the sale of assets held for sale of $4.0 million. During the same period, financing activities used cash of $1.6 million including dividend payments of $2.1 million.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                   July 3, 1994

   Item 4.        Submission of Matters to a Vote of Security Holders

                  At the Company's annual meeting of shareholders held on April 27, 1994, Joseph R. Coppola, Clyde H. Folley and
                  Ben R. Stuart were elected as directors of the Company for terms expiring in 1997. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                           Shares Withholding
                  Name of Nominee     Shares Voted For          Authority

                  Joseph R. Coppola       26,151,288              224,282

                  Clyde H. Folley         26,152,545              223,025

                  Ben R. Stuart           26,151,122              224,448

                  The following table sets forth the other directors of the Company whose terms of office continued after the 1994 annual meeting:

                                                 Year in Which
                            Name of Director      Term Expires

                            John A. Becker               1995

                            Peter P. Donis               1995

                            James R. Underkofler         1995

                            Albert J. Baciocco, Jr.      1996

                            Ruth M. Davis                1996

                            Benjamin F. Garmer, III      1996

                            Richard C. Kleinfeldt        1996


   Item 6.        Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      None


                  (b) Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the quarter ended July 3, 1994.

                                  Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Giddings & Lewis, Inc.




   Date:       August 16, 1994               /s/ Joseph R. Coppola
                                             Joseph R. Coppola
                                             Chairman and Chief Executive
                                             Officer




   Date:       August 16, 1994               /s/ Richard C. Kleinfeldt
                                             Richard C. Kleinfeldt
                                             Vice-President - Finance and
                                             Secretary (Chief Financial and
                                             Accounting Officer)