Form 10-Q
period 1994-10-02
GIDDINGS & LEWIS INC /WI/
filed 1994-11-16
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended October 2, 1994

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

   Common Stock Outstanding as of October 2, 1994:  34,300,925 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                        For Quarter Ended October 2, 1994

                                                                         Page

   PART I.  Financial Information

            Item 1.  Condensed Consolidated Statements of Income            3

                     Condensed Consolidated Statements of Cash Flows        4

                     Condensed Consolidated Balance Sheets                  5

                     Condensed Consolidated Statement of Changes
                       in Shareholders' Equity                              6

                     Notes to Condensed Consolidated Financial
                       Statements                                       7 - 9

            Item 2.  Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                      10 - 12


   PART II. Other Information

            Item 6.  Exhibits and Reports on Form 8-K                      13

            Signatures                                                     14

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                  Three months ended       Nine months ended
                                 Oct. 2,      Oct. 3,    Oct. 2,      Oct. 3,
                                  1994         1993       1994         1993
   [S]                          [C]         [C]         [C]        [C]
   Net sales                     $ 166,100   $ 122,003   $ 433,935  $ 398,085

   Costs and expenses:

      Cost of sales                131,476      87,212     340,185    279,875

      Selling, general and
         administrative
         expenses                   15,526      14,489      43,522     50,897

      Depreciation and
         amortization                3,870       3,494      12,054     11,136
                                 ---------   ---------   ---------  ---------
   Total operating expenses        150,872     105,195     395,761    341,908
                                 ---------   ---------   ---------  ---------
   Operating income                 15,228      16,808      38,174     56,177

   Interest (income)/expense          (138)        148        (757)     2,820

   Other (income)/expense             (468)        644        (404)     1,566
                                 ---------   ---------    --------   --------
   Income before provision
      for income taxes              15,834      16,016      39,335     51,791

   Provision for income taxes        6,025       4,928      15,426     18,987
                                 ---------   ---------   ---------  ---------
   Net income                    $   9,809   $  11,088   $  23,909  $  32,804
                                 =========   =========   =========  =========

   Per common share amounts:

       Net income available to
       common shareholders       $     .29   $     .33   $     .70  $     .99
                                 =========   =========   =========  =========
       Dividends declared        $     .03   $     .03   $     .09  $     .09
                                 =========   =========   =========  =========

   Average number of common
      shares outstanding        34,290,599  34,098,741  34,280,033 33,152,185

                             See accompanying notes.


                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)



                                                   Three months ended          Nine months ended
                                                   Oct. 2,      Oct. 3,        Oct. 2,      Oct. 3,
                                                    1994         1993           1994         1993

   Operating activities:
       Net income                                $   9,809     $  11,088      $  23,909    $  32,804

       Adjustments to reconcile net income to
       net cash provided (used) by operating
       activities:
           Depreciation and amortization             3,870         3,494         12,054       11,136
           Deferred income taxes                         -         1,997              -       12,261
           Net changes in working capital items    (48,894)      (25,726)       (44,472)       5,939
           Other                                       514           892         (2,035)         450
                                                   -------       -------        -------     --------
   Net cash provided (used) by operating
    activities                                     (34,701)       (8,255)       (10,544)      62,590
                                                   -------       -------        -------     --------

   Investing activities:
       Additions to property, plant,
        and equipment                               (3,871)       (3,029)       (12,445)     (14,796)
       Other                                            97         4,288          3,587        7,627
                                                  --------       -------        -------     --------
   Net cash provided (used) by
    investing activities                            (3,774)        1,259         (8,858)      (7,169)
                                                  --------       -------        -------     --------

   Financing activities:
       Net decrease in notes payable                     -             -              -      (18,351)
       Payment of long-term borrowings                   -             -              -      (11,000)

       Payments on debenture redemptions
           and conversions                               -             -              -         (224)
       Proceeds from restricted stock
           transactions                                  -             2              -           11
       Proceeds from stock option
           transactions                                 32         1,735            488        1,849
       Cash dividends                               (1,030)       (1,022)        (3,087)      (3,044)
                                                  --------       -------       --------      -------

   Net cash provided (used) by
        financing activities                          (998)          715         (2,599)     (30,759)
                                                  --------       -------       --------      -------
   Effect of exchange rate changes on cash           1,316          (105)         3,546         (512)
                                                  --------       -------       --------      -------
   Net increase (decrease) in cash and
       cash equivalents                            (38,157)       (6,386)       (18,455)      24,150

   Cash and cash equivalents - beginning
    of period                                       73,579        39,037         53,877        8,501
                                                  --------      --------      ---------     --------
   Cash and cash equivalents - end of period     $  35,422     $  32,651      $  35,422    $  32,651
                                                  ========     =========      =========     ========


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                 October 2,     December 31,
                                                     1994            1993
                                                  (Unaudited)
   ASSETS

      Current assets:
           Cash and cash equivalents               $ 35,422      $ 53,877
           Accounts receivable                      298,508       246,130
           Inventories (Note 2)                      65,901        57,393
           Deferred income taxes                     23,770        23,770
           Other current assets                       7,349         6,304
                                                    -------       -------
                Total current assets                430,950       387,474

      Fixed assets - net                            106,498       101,269
      Costs in excess of net acquired assets         89,575        91,386
      Other assets                                    8,727        12,897
      Deferred income taxes                          20,990        20,990
                                                    -------       -------
                TOTAL ASSETS                       $656,740      $614,016
                                                    =======       =======

   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
           Accounts payable                        $ 62,204      $ 31,059
           Accrued expenses and other
             liabilities                             85,117        98,337
                                                    -------       -------
                Total current liabilities           147,321       129,396

             Long-term employee benefits and
             other long-term liabilities             46,153        48,610
                                                    -------       -------
                Total liabilities                   193,474       178,006

             Contingencies (Note 3)

      Shareholders' equity:
           Class A preferred stock                        -             -
           Common stock                               3,431         3,425
           Capital in excess of par                 325,421       323,679
           Retained earnings                        135,351       114,692
           Cumulative translation adjustment          1,140        (3,444)
           Unamortized compensation expense          (2,077)       (2,342)
                                                   --------      --------
                Total shareholders' equity          463,266       436,010
                                                   --------      --------
                      TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY            $656,740      $614,016
                                                   ========      ========


                             See accompanying notes.


                             GIDDINGS & LEWIS, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        NINE MONTHS ENDED OCTOBER 2, 1994
                      (In Thousands, Except Share Amounts)

                                   (Unaudited)


                                                          Capital in              Cumulative    Unamortized       Total
                                      Common Stock        Excess of    Retained   Translation   Compensation   Shareholders'
                                  Shares       Amount        Par       Earnings   Adjustment      Expense         Equity

   Balance, December 31, 1993    34,254,068    $ 3,425      $ 323,679  $114,692     $ (3,444)    $ (2,342)       $ 436,010

   Issuance of shares under
      restricted stock awards        58,840          6          1,180                              (1,186)               0

   Cancellation of shares under
     restricted stock awards        (29,332)        (3)          (349)                                159             (193)

   Issuance of shares for options
     exercised under stock
     option plan                     48,788          6            482                                                  488

   Tax benefit related to
     options exercised                                            772                                                  772

   Net income                                                            23,909                                     23,909

   Amortization of compensation
      expense                                                                                       1,292            1,292

   Cash dividends                                                        (3,087)                                    (3,087)

   Translation adjustment                                                              4,584                         4,584

   Retirement of Treasury Shares    (31,439)        (3)          (343)     (163)                                      (509)
                                  ---------      ------     --------    -------      -------      -------       ---------
   Balance, October 2, 1994      34,300,925    $ 3,431      $ 325,421  $135,351      $ 1,140      $(2,077)      $  463,266
                                 ==========    =======      =========  ========      =======      =======        =========

                             See accompanying notes.

   GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 2, 1994

                                   (Unaudited)



   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

      The Company is organized into four major operating groups: Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. The Automation Technology Group is responsible for the manufacture of cellular and smart manufacturing systems, automated standalone machine tools, tooling and fixtures, gray iron castings and remanufacturing. The Integrated Automation Group produces assembly automation products and systems and flexible transfer lines. Programmable industrial computers, servo systems, CNC controls, and measurement products are offered by the Automation Measurement and Control Group. The European Operations Group offers the Company's complete product lines through its sales, engineering, manufacturing, and service facilities in England and Germany.

   2. Inventories
                                          October 2,      December 31,
                                             1994            1993
                                                (in thousands)

      Raw materials                      $   30,094       $   29,613
      Work-in-process                        25,735           16,594
      Finished goods                         10,072           11,186
                                         ----------       ----------
                                         $   65,901       $   57,393
                                         ==========       ==========

   3. Contingencies

      The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries have either been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or are involved with state environmental authorities. The sites involved include facilities acquired by the Company in connection with the acquisition of Cross & Trecker Corporation in October 1991, including a soil and water contamination matter at the Company's former West Allis, Wisconsin facility. In May, 1994, the Company sold a portion of the West Allis site containing the manufacturing facility along with the associated environmental remediation responsibilities for that portion of the site. The Company has developed and submitted plans to the Wisconsin Department of Natural Resources which will lead to the remediation of the remainder of the West Allis site which has been retained by the Company.

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

      The Company is also involved in other litigation and proceedings, including product liability claims. In the case of product liability, the Company is partially self-insured and has accrued for all claim exposure for which a loss is probable and reasonably estimable. The Company does not believe that the outcome of such litigation will have a material adverse effect upon the Company.

      As part of the acquisition of Cross & Trecker Corporation, the Company acquired two contracts with customers located in the former Soviet Union (Russian contracts). These contracts, totalling approximately $48.2 million, were entered into by Cross & Trecker Corporation prior to the acquisition. In light of the political and economic instability in the former Soviet Union, the Company was unable to predict when or if effective guarantees (see below) would be obtained or additional payments would be received under these contracts. Accordingly, at the time of the acquisition, the Company wrote off the uncollected receivables and reserved for the costs committed to be incurred with respect to these contracts.

      In August, 1992, Export-Import Bank of the United States issued a conditional guarantee for one of the Russian contracts. At October
      2, 1994, all of the specified procedures needed to activate this guarantee had not yet been satisfied. However, in November, 1993, the Company received the remaining contractual downpayment relating to this contract. Because the related receivable had previously been written off, the downpayment was recorded as income in 1993. For the other Russian contract, no payments have been received and no credit guarantee has been issued. The Company continues to pursue collection of the remaining amounts outstanding under these contracts.

   GIDDINGS & LEWIS, INC.

   Management's Discussion and Analysis of Results of Operations and Financial Condition

   Results of Operations for the First Nine Months of 1994 Compared to 1993


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period January 1, 1993 through October 2, 1994.


                        April 4,    July 4,   Oct. 3,   Dec. 31,      April 3,     July 3,   Oct. 2,
                          1993       1993      1993       1993          1994        1994       1994
                                          (In Thousands)
   Operating group:
   Automation
     Technology         $ 36,987   $ 31,716  $ 36,561   $ 39,857      $ 32,034    $ 31,724  $ 28,973
   Integrated
     Automation           26,612     59,723    39,837     79,270       117,610     113,870    94,705
   European
     Operations           52,367     28,543    55,404      8,433         6,138       5,771    12,141
   Automation
     Measurement
     and Control          13,328     11,954    13,818     14,511        13,647      17,831    16,964
                         -------    -------  --------    -------      --------    --------  --------
   Consolidated
     Bookings           $129,294   $131,936  $145,620   $142,071      $169,429    $169,196  $152,783
                         =======    =======   =======    =======        ======     =======  ========
   Consolidated
     Backlog            $349,070   $342,605  $367,857   $382,694      $431,448    $460,370  $449,969
                         =======    =======  ========  =========      ========    ========  ========


   Bookings in the first nine months of 1994 were $491.4 million compared to bookings in the first nine months of 1993 of $406.9 million, an increase of 20.8%. Automation Technology bookings of $92.7 million in the first nine months of 1994 decreased 11.9% from the comparable 1993 period. The decrease reflects continued weakness in the demand for large machine tools and flexible manufacturing systems. Integrated Automation bookings in the first nine months totalled $326.2 million, a 158.5% increase from the year earlier period total of $126.2 million. The increase in bookings is attributable to significant order placement by the domestic automotive industry during the first nine months of 1994. The Company believes that order placement by the domestic automotive sector will remain above historic average levels throughout 1994. European Operations bookings decreased from $136.3 million in the first nine months of 1993 to $24.1 million in the first nine months of 1994. Bookings in the first nine months of 1993 were favorably impacted by significant orders received from European automotive companies and a Korean automotive company. The decrease in 1994 was due to unfavorable economic conditions and increased competitive pressures in the Company's European markets. There appears to be no indication of near term improvement in the outlook for bookings in Europe. If no such improvement is experienced, sales and earnings from the European Operations Group will be adversely affected. Automation Measurement and Control bookings of $48.4 million for the first nine months of 1994 increased 23.9% over the comparable 1993 period bookings of $39.1 million due mainly to large orders received from the automotive and mining industries.

   Bookings in the third quarter of 1994 were $152.8 million compared to bookings in the third quarter of 1993 of $145.6 million, an increase of 4.9%. Automation Technology bookings were $29.0 million in the third quarter of 1994 compared to $36.6 million in the third quarter of 1993, a decrease of 20.8%. Integrated Automation bookings of $94.7 million in the third quarter of 1994 increased 137.7% from $39.8 million in the third quarter of 1993. European Operations bookings decreased 78.1% from $55.4 million in the third quarter of 1993 to $12.1 million in the third quarter of 1994. Automation Measurement and Control bookings of $17.0 million for the third quarter of 1994 increased 22.8% from $13.8 million in the third quarter of 1993. The reasons for the fluctuations in third quarter bookings (1994 vs. 1993) are essentially the same as those noted in the previous paragraph which discussed nine-month results.

   Consolidated net sales in the first nine months of 1994 totalled $433.9 million compared to $398.1 million in the year earlier period. Net sales for Automation Technology in the first nine months of 1994 were $125.8 million, a decrease of 4.6% from the year earlier period total of $131.9 million. Integrated Automation net sales increased 18.7% from $149.0 million in the first nine months of 1993 to $176.9 million in the comparable 1994 period. The increase in Integrated Automation sales is the result of improvements in bookings starting in the fourth quarter of 1993 and continuing into 1994. European Operations sales in the first nine months of 1994 were $85.8 million, an increase of 15.5% from $74.3 million in the year earlier period. The increase in net sales relates mainly to significant orders received by the European Operations group in the third quarter of 1993. As discussed above, European Operations sales are expected to decline absent near term improvement in bookings. Automation Measurement and Control net sales increased 5.9% to $45.5 million in the 1994 period compared to $43.0 million in the 1993 period.

   Consolidated net sales increased from $122.0 million in the third quarter of 1993 to $166.1 million in the third quarter of 1994. In the third quarter of 1994, Automation Technology net sales totalled $41.0 million compared to $40.8 million in the year earlier period. Integrated Automation net sales of $75.0 million in the third quarter of 1994 increased from $40.8 million in the comparable 1993 period. European Operations net sales in the third quarter of 1994 were $34.4 million, a 33.8% increase from 1993 third quarter net sales of $25.7 million. Net sales for the Automation Measurement and Control group were $15.8 million in the third quarter of 1994 compared to $14.7 million in the year earlier period. The reasons for the fluctuations in third quarter sales (1994 vs.
   1993) are essentially the same as those noted in the previous paragraph which covered nine-months results.

   The consolidated gross margin percentage (before depreciation and amortization) for the first nine months and the third quarter of 1994 was 21.6% and 20.8%, respectively, as compared to 29.7% and 28.5% for the comparable 1993 periods. Gross margins for the first nine months and third quarter of 1994 were adversely impacted by competitive pricing pressures, cost overruns on contracts booked in prior periods, and increased product development spending. The Company currently does not expect the gross margin percentage for the fourth quarter of 1994 to differ significantly from the actual gross margin percentage for the nine months ended October 2, 1994.

   Selling, general, and administrative expenses (before depreciation and amortization) decreased as a percentage of sales to 10.0% in the first nine months of 1994 from 12.8% in the year earlier period, and to 9.3% for the third quarter of 1994 from 11.9% in the third quarter of 1993. The percentage decrease is primarily attributable to cost reduction measures, improved engineering efficiencies and a change in the mix of sales towards lower commission sales.

   Net interest (income)/expense for the first nine months and third quarter of 1994 of ($.8) million and ($.1) million, respectively, decreased from $2.8 million and $.1 million, respectively, in the comparable 1993 periods. The decrease in net interest expense is attributable to (1) the redemption or conversion into common stock in March, 1993 of all of the Company's 10% convertible subordinated debentures, (2) the repayment of all remaining outstanding debt in the third quarter of 1993, and (3) the increase in cash and cash equivalents (cash and cash equivalents increased from $8.5 million at December 31, 1992 to $35.4 million at October 2,
   1994).

   The provision for income taxes of $15.4 million and $6.0 million, respectively, for the first nine months and third quarter of 1994 is based on the estimated annual effective tax rate for 1994. The Company's effective tax rate for the first nine months and third quarter of 1994 amounted to 39.2% and 38.1% respectively, as compared to 36.7% and 30.8% for the year earlier periods.

   Liquidity and Capital Resources at October 2, 1994

   On October 2, 1994, the Company had $35.4 million of cash and cash equivalents on hand, which is a decrease of $18.5 million from the balance on hand at the beginning of the year. For the first nine months of 1994, operating activities used $10.5 million of cash. Net working capital items increased by $44.5 million due primarily to higher accounts receivable and inventory balances and a decrease in accrued expenses and other liabilities. The higher receivable balance resulted from progress on significant contracts. The decrease in accrued expenses and other liabilities resulted mainly from the payment of year-end accruals. Offsetting the changes in the above working capital items was an increase in accounts payables which reflects elevated purchasing activity required to support significant contracts in progress. In the third quarter of 1994, net working capital items increased by $48.9 million due mainly to higher accounts receivable. In the third quarter, significant progress was made by the Integrated Automation and European Operations groups on contracts accounted for under the percentage of completion method of accounting. Investing activities used $8.9 million during the first nine months of 1994, which included capital expenditures totalling $12.4 million and proceeds from the sale of assets held for sale of $4.0 million. During the same period, financing activities used cash of $2.6 million including dividend payments of $3.1 million.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                 October 2, 1994




   Item 6.        Exhibits and Reports on Form 8-K


                  (a) Exhibits

                      27   Financial Data Schedule


                  (b) Reports on Form 8-K

                      The Company filed no reports on Form 8-K during the quarter ended October 2, 1994.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Giddings & Lewis, Inc.




   Date:        November 15, 1994            /s/Joseph R. Coppola
                                             Joseph R. Coppola
                                             Chairman and Chief Executive
                                             Officer

   Date:        November 15, 1994            /s/Richard C. Kleinfeldt
                                             Richard C. Kleinfeldt
                                             Vice-President - Finance and
                                             Secretary (Chief Financial and
                                             Accounting Officer)

                                 EXHIBIT INDEX


                             GIDDINGS & LEWIS, INC.




   Exhibit No.      Exhibit Description


       27           Financial Data Schedule