Form 10-K
period 1994-12-31
GIDDINGS & LEWIS INC /WI/
filed 1995-03-13
CIK 851588

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1994

                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________________ to
        __________________

                        Commission file number:  0-17873

                             Giddings & Lewis, Inc.
                            (Exact name of registrant
                          as specified in its charter)

                  Wisconsin                         39-1643189
        (State or other jurisdiction             (I.R.S. Employer
      of incorporation or organization)        Identification No.)

               142 Doty Street
               Fond du Lac, Wisconsin                 54935
       (Address of principal executive              (Zip code)
                  offices)

   Registrant's telephone number, including area code:  (414) 921-9400

   Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                                Title of Class

                          Common Stock, $.10 par value
                        Preferred Share Purchase Rights

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
   amendment to this Form 10-K. [   ]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 6, 1995:
   $578,917,014.

   Number of shares of the registrant's common stock outstanding at March 6, 1995: 34,400,721 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   (1) Annual Report to Shareholders for the year ended December 31, 1994 (incorporated by reference into Parts I, II and IV)

   (2) Proxy Statement for 1995 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I


   Item 1.   Business

   General

             Giddings & Lewis, Inc. (the "Company") is a leading global designer and producer of large, highly-engineered, high-precision, industrial automation systems, including automated machine tools, smart manufacturing systems, flexible transfer lines, assembly automation systems, measuring systems, industrial controls, and related products and services. The Company's products are supplied primarily to the automotive, construction, aerospace, defense, appliance, energy and electronics industries and are manufactured at the Company's thirteen facilities located in the United States, Canada, England and Germany.

             The Giddings & Lewis name has been continuously present in the Company's domestic markets for over 100 years. The Company was a public company from 1937 until 1982, when its businesses were acquired by United Dominion Industries, Inc. ("United Dominion"). In July 1989, United Dominion sold its interest in the Company through a public offering. On October 31, 1991, the Company acquired Cross & Trecker Corporation ("Cross & Trecker"), a manufacturer of machine tools and related factory equipment. The acquisition was accounted for as a purchase and the operations of Cross & Trecker have been included in the Company's financial statements since the date of acquisition.

             The Company's overall business strategy is to continue to strengthen its position within the global industrial automation marketplace by providing customers with a creative, single source for a broad range of manufacturing products and services. The key ongoing elements of the Company's business strategy are to (i) continue to implement a focused customer-oriented marketing approach, (ii) expand and extend the Company's product lines, and (iii) aggressively expand its international franchise.

             The Company operates in a single business segment, industrial automation products, and is organized into four major operating groups:
   Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. Net sales attributed to each of the Company's operating groups for each of the last three years are shown in the following table:

                                                     Revenue by Operating Group
                                                           (in thousands)
                                                      Year Ended December 31,

                                    1994                 1993                 1992

                                         % of                 % of
    Operating Group           Amount     Total    Amount     Total      Amount   % of Total

    Automation Technology    $162,895    26.3%   $168,662      32.6%    $202,206      32.5%
    Integrated Automation     267,778    43.2     195,032      37.7      251,897      40.4
    Automation Measurement
      and Control              62,213    10.0      56,347      10.9       51,265       8.2
    European Operations       126,585    20.5      97,421      18.8      117,566      18.9
                             --------   -----    --------     -----      -------     -----
              Total          $619,471   100.0%   $517,462     100.0%    $622,934     100.0%
                              =======   =====     =======     =====      =======     ======


   Products

        The Automation Technology Group, the Integrated Automation Group and the Automation Measurement and Control Group sell products from the automation technology, integrated automation and automation measurement and control product lines, respectively. The European Operations Group sells products from all three product lines. Each of the Company's product lines is described below.

   Automation Technology. The Company's automation technology product line consists primarily of large, highly-engineered, high-precision, computer numerically controlled machine tools and associated products and services. Revenues from this product line were 32.0%, 35.6% and 37.4% of total revenues for 1994, 1993 and 1992, respectively. The following are the most significant products in this product line:

        Horizontal and Vertical Machining Centers, which, through the use of automatic tool changers, can mill, drill, bore, tap and ream primarily metal parts of various shapes and sizes, in programmable sequences;

        Horizontal and Vertical Lathes, which cut round parts from metal and other materials;

        Horizontal Boring, Drilling, and Milling Machines, which perform the same functions as horizontal machining centers, but do not have automatic tool changers;

        Cellular and Flexible Manufacturing Systems, which utilize material handling systems and Company-produced computer numerical controls and software, and prefixtured pallets to integrate several machine tools to form a cellular system or to integrate many machine tools to form a flexible manufacturing system;

        Fixtures and Cutting Tools, which are used to hold and to cut, drill, or bore metal and other parts; and

        Drill Point Grinders, which grind specialized drill points including a helical point which has superior drilling capabilities.

             Substantially all of the Company's major machine tools and fixtures are custom engineered to meet specific customer requirements and, accordingly, have a high engineering component in their selling prices. Although the Company's products are produced in a variety of sizes, the historic focus and strength of its automation technology product line has been large, highly-engineered, high-precision metal-cutting machine tools such as those used to manufacture major parts for jet engines and construction equipment. Trading on the Company's name and reputation, these products occupy the premium-priced segment of the market. The Company produces the majority of the computer numerical controls and related software incorporated into its products. The Company's cutting tools and drill point grinders are primarily sold to standard specifications.

             Virtually all of the Company's automated machine tools are computer numerically controlled. They are designed to operate largely unattended and are programmable to perform machining functions on a wide variety of metal parts and other materials. Such standalone machines may be combined with several pallets (on which parts in process are positioned for machining) and pallet changers to increase production flow. The next step in automation is to permit a part to be processed by one machine and automatically transferred to another machine for further work. The Company provides this capability through cellular and flexible manufacturing systems that integrate the functions of several standalone machines with the use of automated transport systems and Company-produced cell managers and software. Since 1982, the Company has designed its machine tools and their pallets to be compatible with each other so that its established customer base can integrate new machines with existing machines.

             Standalone machines have historically dominated the Company's machine tool sales, accounting for approximately 37%, 48% and 51% of automation technology product line revenues in 1994, 1993 and 1992, respectively. Cellular and flexible manufacturing systems accounted for approximately 21%, 14% and 14% of automation technology product line revenues in the same respective years. Included in such cellular and flexible manufacturing percentages is a certain volume of standalone sales to customers which create or enlarge machining cells by integrating the new machines with existing machines.

             The Company's revenues from post-sale services and parts are primarily associated with its automation technology product line. Services include training, maintenance, repair, remanufacturing and retrofitting, and accounted for approximately 33%, 32% and 32% of automation technology product line sales in 1994, 1993 and 1992, respectively. Sales of such services and parts are at higher gross margins than the machine tools themselves and have historically been less sensitive to industry cyclicality than the sale of new equipment.

             The other products in the automation technology product line primarily consist of gray iron and ductile castings which are produced for the Company's requirements as well as for sales to outside customers. Through its foundry in Menominee, Michigan, the Company produces gray iron and ductile castings of up to 35 tons, typically cast from unique patterns supplied by the Company and its customers and maintained at the foundry.

   Integrated Automation. The Company engineers, manufactures and sells flexible transfer lines, flexible machining systems and special machining systems. The Company is also a leading domestic designer and manufacturer of custom automated assembly systems, including dials, synchronous and non-synchronous transport systems and special handling, testing and measuring systems and complete multi-unit automatic production systems. These products are for use in the automotive industry, as well as the major appliance and other high volume industries. Integrated automation product line revenues for 1994, 1993 and 1992 accounted for 57.9%, 53.5% and 54.3%, respectively, of total revenues for the Company.

             The Company's flexible transfer lines are a combination of individual work stations arranged in the required sequence, connected by work transfer devices and integrated with interlocked controls. All types of machining operations, such as drilling, tapping, reaming, boring and milling are efficiently and economically combined on transfer machines. Dial, rotary, in-line and pallet-type are among the different types of flexible transfer line equipment supplied by the Company. Flexible transfer lines have traditionally been used in the automotive industry for producing identical components at high production rates with minimal manual part handling and are applicable to other industries with high volume requirements. Flexible transfer lines accounted for approximately 65.9%, 64.2% and 61.7% of integrated automation product line revenues in 1994, 1993 and 1992, respectively.

             The Company's automated assembly systems are used to assemble a variety of products, including automotive airbags, household appliances, wing spars for commercial airlines, and automotive engines and transmissions. The nonsynchronous assembly systems are used to integrate independent self-powered assembly stations with a continuous conveyor line and consist of three principal types of stations: manual stations, which only require that a part be placed on a pallet; dedicated stations, which perform multiple actions on a family of parts; and robotic stations, which can be programmed to perform many functions on a number of parts.
   Robotics incorporated in the Company's automated assembly systems are not produced by the Company. Each automated assembly system is custom engineered by the Company to meet a customer's specific requirements, with standardized components normally accounting for only 10% to 15% of any system. Automated assembly systems accounted for approximately 27.2%, 23.1% and 30.2% of integrated automation product line revenues in 1994, 1993 and 1992, respectively.

             The integrated automation product line also includes broach and piston turning machines. Both are metalcutting machines. Broach machines are used to push or pull a multi-tooth cutting tool or the workpiece in relation to each other to remove material. Broach machines have the ability to rough and finish in one pass thereby increasing productivity. As the name implies, piston turning machines are used to manufacture pistons. The machine is unique in that it is capable of producing the complex shapes required in piston manufacturing.

   Automation Measurement and Control. The Company designs and manufactures a comprehensive line of dimensional measurement products. These include coordinate measurement machines, gaging products and metrological instruments. The Company is a leader in the implementation of flexible measurement systems, which can be supplied either on a standalone basis or as an integral part of manufacturing systems. The Company also provides a wide range of services, including gage certification services. In addition, the Company supplies a broad range of industrial control products, including programmable industrial computers, computer numerical controls, servo drive systems, operator interface systems and specialized software solutions. These products are designed for use both with the Company's products and the products of other manufacturers. Automation measurement and control product line revenues were 10.1%, 10.9% and 8.3% of total revenues for the Company in 1994, 1993 and 1992, respectively.

   Customers, Sales, and Distribution

             The Company's products and manufacturing systems are sold primarily to the automotive, construction, aerospace, defense, appliance, energy and electronics industries. Typically, the ten largest customers are large multi-national companies that account for approximately 50% to 60% of the Company's total sales, although the composition of these customers varies from year to year. One customer, Ford Motor Company, accounted for approximately 15.9%, 29.7% and 20.2% of the Company's sales in 1994, 1993 and 1992, respectively. For the same periods, Chrysler Corporation accounted for approximately 14.2%, 4.4% and 5.9% of sales, respectively.

             A network of sales representatives/distributors is used to sell the Company's products on a worldwide basis. The sales representative/ distributor network is assisted and supervised by Company sales managers located in key market areas. The Company's direct sales force is paid a salary plus commission and its distributors are paid on a commission-only basis.

   Sales Arrangements

             The Company sells substantially all of its products under fixed price contracts. These contracts are priced after the Company analyzes, among other things, material, labor, overhead and custom engineering costs involved in the contract.

             Fixed price contracts entail the risk of cost overruns. The risk of such overruns typically increases in proportion to the complexity and uniqueness of the engineering and manufacturing tasks involved under any particular contract. There can be no assurance that the Company will not be adversely affected by significant cost overruns on its fixed price contracts.

             A substantial portion of the products manufactured by the Company involves long lead times from receipt of a customer order to the shipment of a completed machine. Under the terms of its sales contracts, and consistent with industry practice, the Company receives most of its sales price upon shipment of the product.

   Manufacturing Capacity

             The Company manufactures its products at thirteen facilities with its primary facilities located in Fond du Lac and Janesville, Wisconsin; Fraser and Port Huron, Michigan; Dayton, Ohio; Knowsley, England; and Wendlingen, Germany. The Fond du Lac facility currently operates three shifts a day, five days a week. The Janesville facility is currently operating three shifts, six days a week. The Fraser and Port Huron facilities are currently operating two shifts a day, six days a week. The Dayton facility is currently operating one shift, five days a week. The Knowsley and Wendlingen facilities are currently operating two shifts a day, five days a week. Overtime charges at the Company's facilities are not material.

   Product Line Competition

   Automation Technology. The market for machine tools is highly competitive, with substantial competition from both U.S. and foreign manufacturers. Competition is mainly from manufacturers of the same types of machines produced by the Company. However, manufacturers of different machine types, certain customers, and third party integrators are also competitors. Principal competitive factors for machine tools include product performance, delivery, price and service. The Company's Menominee, Michigan foundry competes with a number of foundries in its respective market area.

   Integrated Automation. The traditional customer base for domestic flexible transfer line sales has been the major automobile manufacturers. This limited customer base and the large scope of the projects involved have made this a very competitive market. The size of the projects has resulted in a competitive environment where the major competitors are large and often have established relationships with their customers. Foreign competitors have obtained limited business in this market which had been traditionally dominated by domestic suppliers. The international customer base for flexible transfer lines includes all major European, Asian and U.S. transplant automobile manufacturers. This market exhibits the same competitive characteristics as the U.S. market. However, the Company believes that its established presence in the European flexible transfer line market and its manufacturing capabilities in Germany and England leave the Company favorably positioned to compete effectively in this market.

             The domestic market for automated assembly systems is also competitive. Competitive factors for automated assembly systems include engineering concepts, pricing, product performance and delivery. Approximately 70 North American companies have been identified as competitors for the type of automated assembly systems supplied by the Company. Many of these competitors specialize in a specific type of assembly system and compete mainly on a regional basis. The automated assembly systems manufactured by the Company are substantially custom engineered products and are purchased largely by both major corporations and small independent companies based in the U.S. Due to the nature of its products and its customer base, the Company believes that to date it has not faced significant foreign competition in automated assembly systems. In the international market, the Company believes that the relationships already established in the European automotive market will provide new opportunities for sales of automated assembly systems.

   Automation Measurement and Control. The markets for the automation measurement and control product line is highly competitive. Currently, the Company believes that it is among the top five coordinate measurement producers in the world. This market has become increasingly global in nature with significant competition coming from foreign producers. Principal competitive factors for coordinate measurement systems include quality, delivery time, service and price.

             Established customer relationships and customer preference for a standardized control produced by one manufacturer has hindered the Company's ability to penetrate some of the larger segments in the market for industrial control products. The Company believes that it has successfully pursued niche and non-traditional markets in the broad motion control marketplace as exemplified by sales to robotics, photographic equipment and packaging equipment manufacturers.

   Raw Materials

             Because the Company manufactures most of the parts used in its products, the basic raw materials used in the Company's production are iron and steel. The Company's foundry produces gray iron and ductile castings which are major parts in its machine tools. Certain components are purchased, such as sheet metal, robotics, electric motors, bearings, steel castings and electronic and electrical components. All such materials and components used are available from a number of sources. The Company is not dependent on any supplier that cannot be readily replaced and has not experienced difficulty in obtaining necessary purchased materials.

   Patents and Trademarks

             The Company possesses rights under a number of domestic and foreign patents and trademarks relating to its products and business. While the Company considers that patents and trademarks are important in the operation of its business, its business is not dependent on any single patent or trademark or group of patents or trademarks. However, the Company considers the following trade names or trademarks to be material to its business: Giddings & Lewis and the Giddings & Lewis logo.

   Research and Development

             As of December 31, 1994, the Company had 47 employees in its engineering departments engaged, wholly or partly, in activities relating to Company-sponsored research, 41 of whom have engineering degrees. Another 649 employees were actively involved in product development, custom engineering and software development. Of these, 467 have degrees in engineering. A summary of research and product development expenditures for the last three years is shown in the following table:

                  Research and Development Expenditures
                             (in thousands)

                                          1994      1993      1992
    Research and development expense
    pertaining to new products or
    significant improvements to
    existing products                   $ 3,857   $ 4,064  $ 3,841

    All other product development and
    engineering expenditures related
    to ongoing refinements,
    improvements of existing products,
    and custom engineering               63,541    53,349   52,684
                                         ------    ------   ------

    Total expenditures for research,
    product development, and
    engineering                         $67,398   $57,413  $56,525
                                        =======   =======  =======


   Employees

             As of December 31, 1994, the Company had 3,788 employees, of whom 1,814 were hourly employees and 1,974 were salaried employees. The Company had 500 hourly and salary employees covered by collective bargaining agreements at December 31, 1994. At the Company's facility in Janesville, Wisconsin, 258 employees are covered by collective bargaining agreements expiring in March 1995. The Company's remaining collective bargaining agreements expire at various times from 1996 through 1997. The Company considers its employee relations to be good.

   Executive Officers

             The following table sets forth certain information, as of March 1, 1995, regarding the executive officers of the Company. All executive officers serve at the pleasure of the Board of Directors.

            Name           Age                 Position


    Joseph R. Coppola       64    Chairman, Chief Executive Officer
                                  and Director
    Richard C.              53    Vice President - Finance,
      Kleinfeldt                  Secretary and Director
    Heinz G. Anders         61    Group Vice President and General
                                  Manager-European Operations
    Douglas E. Barnett      35    Treasurer
    Todd A. Dillmann        39    Corporate Counsel and Assistant
                                  Secretary
    Robert D. Kamphuis      37    Vice President and Corporate
                                  Controller
    Robert N. Kelley        44    Vice President - Administration
    Robert W. Kynast        53    Group Vice President and General
                                  Manager - Automation Measurement
                                  and Control Group
    Stephen M. Peterson     45    Vice President - Worldwide Sales
                                  and Marketing
    Edward B. Schenck       54    Group Vice President and General
                                  Manager - Integrated Automation
                                  Group
    James B. Simon          53    Group Vice President and General
                                  Manager - Automation Technology
                                  Group


   Joseph R. Coppola has served as Chairman of the Board and Chief Executive Officer of the Company since July 1993. From 1983 to 1993, Mr. Coppola was Senior Vice President of Manufacturing Services for Cooper Industries, Inc.

   Richard C. Kleinfeldt has served as Vice President - Finance, Secretary and a Director of the Company since 1989 and prior thereto Mr. Kleinfeldt had been Vice President - Finance of the Giddings & Lewis Machine Tool Division of United Dominion since 1987. Mr. Kleinfeldt has been an employee of the Company since 1964.

   Heinz G. Anders has served as Group Vice President and General Manager of the Company's European Operations since February 1994. From 1981 until assuming his current position, Mr. Anders was Managing Director for Deutsche Gardner-Denver GmbH & Co. in Westhausen, Germany.

   Douglas E. Barnett has served as Treasurer of the Company since February 1991. Prior thereto, Mr. Barnett had been an investment banker with First Boston Corporation since 1989. Prior to joining First Boston, Mr. Barnett was associated with Price Waterhouse and Van Kampen Merritt in various financial positions.

   Todd A. Dillmann has served as Corporate Counsel and Assistant Secretary of the Company since January 1, 1995 and as Corporate Counsel since November 1, 1991. Prior to that he was Director of Legal Services for Kearney & Trecker Corporation.

   Robert D. Kamphuis has served as Vice President and Corporate Controller of the Company since February 1991. Mr. Kamphuis rejoined the Company as Treasurer in August 1989 from Scott Paper Company where he was the Controller of the Foodservice Division. From January 1987 to August 1987, Mr. Kamphuis was the Manager of Accounting for Giddings & Lewis Machine Tool and prior thereto he had served as the Manager of Accounting for Giddings & Lewis Electronics and Davis Tool.

   Robert N. Kelley has served as Vice President - Administration of the Company since July 1991. From April 1986 until June 1989, Mr. Kelley was the Director of Human Resources of Combustion Engineering, Inc. From June 1989 until joining the Company, Mr. Kelley was Vice President of Human Resources and Administration of Premier Refractories & Chemicals, Inc.

   Robert W. Kynast has served as Group Vice President and General Manager of the Company's Automation Measurement and Control Group since January 1991 and prior thereto Mr. Kynast was General Manager of the Company's NEXES/R/ Automation Division since June 1989. From 1977 until joining the Company in 1989, Mr. Kynast held various management positions within Cross & Trecker.

   Stephen M. Peterson has served as Vice President - Worldwide Sales of the Company since December 1990. Mr. Peterson started with the Company as a Tool Design Apprentice and progressed through the sales organization to his present position. He has been an employee of the Company since 1969.

   Edward B. Schenck has served as Group Vice President and General Manager of the Company's Integrated Automation Group since September 1994 and prior thereto Mr. Schenck had been Vice President and General Manager of the Company's Fraser operations since December 1991. Mr. Schenck joined the Company in February 1991 as Senior Vice President of Operations at Janesville. Prior to joining the Company he held various operations management positions at General Electric.

   James B. Simon has served as Group Vice President and General Manager of the Company's Automation Technology Group since December 1994 and prior thereto Mr. Simon had been Vice President - Engineering/Total Quality of the Company since 1989. From 1987 to 1989 Mr. Simon had been Vice President - Engineering of the Giddings & Lewis Machine Tool Division. Mr. Simon has been an employee of the Company since 1965.

   Backlog

             Information about backlog is contained under "Management's Discussion and Analysis" on pages 15 to 18 of the Company's 1994 Annual Report to Shareholders and such information is hereby incorporated herein by reference. In some instances involving automotive customers, bookings are awarded and included in the backlog with the formal purchase orders obtained at a later time. Such practice is standard in the industry and the Company has historically experienced no significant cancellation of such bookings. At December 31, 1994, these bookings amounted to $99 million.

   Foreign Operations and Export Sales

             Information about the Company's foreign operations and export sales is contained in Note 10 of Notes to Consolidated Financial Statements on page 34 of the Company's 1994 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

   Environmental Matters

             The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly affect its competitive position, capital spending or earnings during 1995. For further information on environmental matters, see Item 3 of this Annual Report on Form 10-K.

   Item 2.   Properties

             The following table sets forth certain information, as of December 31, 1994, relating to the Company's principal facilities. See "Manufacturing Capacity." All of the real property listed is owned by the Company.

                               Properties

                      Approximate     Approximate
                      Land Area in   Floor Area in
    Location             Acres        Square Feet   Principal Uses

    Fond du Lac, WI       24.3          457,000     General offices and
                                                    design and manufacture
                                                    of automated machine
                                                    tools, tools and
                                                    accessories

    Fond du Lac, WI       10.5           45,000     Design and manufacture
                                                    of automated machine
                                                    tools, tools and
                                                    accessories

    Fond du Lac, WI        4.9           57,000     Design and manufacture
                                                    of computer-based
                                                    electronic control
                                                    units and production
                                                    of related software
    Janesville, WI        12.3          227,000     Design and manufacture
                                                    of automated assembly
                                                    systems

    Janesville, WI         5.5           82,000     Design and manufacture
                                                    of automated assembly
                                                    systems
    Dayton, OH            19.8          294,000     Design and manufacture
                                                    of measurement systems

    Fraser, MI            31.1          244,000     Design and manufacture
                                                    of machining systems

    Warren, MI            1.9            24,000     Manufacture of machine
                                                    components
    Port Huron, MI        12.5          143,000     Design and manufacture
                                                    of special machine
                                                    tools
    Menominee, MI         7.0           142,000     Manufacture of
                                                    castings
    Tecumseh,             9.0            70,000     Manufacture of
     Canada                                         machining systems

    Wendlingen,           11.5          257,000     Design and manufacture
     Germany                                        of machining systems

    Knowsley,             5.7           125,000     Design and manufacture
     England                                        of machining systems

             The Company also owns one other facility with floor space of approximately 23,000 square feet. The Company is currently in the process of selling this facility.

   Item 3.   Litigation

             The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These matters include a soil and water contamination matter at the Company's former West Allis, Wisconsin facility. In 1992, the Company was notified by the Wisconsin Department of Natural Resources ("WDNR") of contamination at the West Allis site. In 1994, the Company sold most of the site, including the manufacturing facility. The Company is currently implementing a WDNR approved clean-up plan on the nine acre portion of the site that was not sold.

             The Company has established accruals for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

             In another matter, a Michigan Department of Natural Resources investigation into alleged environmental violations at the Company's Menominee, Michigan facility has resulted in the issuance of a criminal complaint against the Company and two of its employees. The complaint generally is focused on alleged releases of hazardous substances and the alleged illegal treatment and disposal of hazardous wastes. Two civil lawsuits are also pending which allege improper disposal and emissions at this facility. The Company is vigorously defending itself against all charges and allegations. Information presently available to the Company does not enable it to reasonably estimate potential civil or criminal penalties, or remediation costs, if any, related to this matter.

             The Company is also involved in other litigation and proceedings, including product liability claims. In the case of product liability, the Company is partially self-insured and has accrued for all claim exposure for which a loss is probable and reasonably estimable. Based on current information, management believes that future costs in excess of the amounts accrued for all such existing litigation will not be material to the Company's financial position or results of operations.

   Item 4.   Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of shareholders during the quarter ended December 31, 1994.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

             The portion of page 19 under the caption "Market Prices and Dividends" which describes the market for the Company's Common Stock, $.10 par value, and Note 4 of Notes to Consolidated Financial Statements on pages 26 and 27 which describes restrictions on dividends and which are contained in the Company's 1994 Annual Report to Shareholders are hereby incorporated herein by reference in response to this Item.

   Item 6.   Selected Financial Data

             The information set forth in the table on page 14 of the Company's 1994 Annual Report to Shareholders under the caption "Five-Year Summary" is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The information set forth on pages 15 through 19 in the Company's 1994 Annual Report to Shareholders under the caption
   "Management's Discussion and Analysis of Financial Condition and Results of Operations" is hereby incorporated herein by reference in response to this Item.

   Item 8.   Financial Statements and Supplementary Data

             The consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1994, and the related consolidated balance sheets of the Company as of December 31, 1994 and 1993, together with the related notes thereto and the report of independent auditors, all set forth on pages 20 through 35 of the Company's 1994 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             There have been no changes in or disagreements with the Company's independent auditors regarding accounting and financial disclosure required to be reported pursuant to this Item.


                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

             Pursuant to Instruction G, the information required by this Item with respect to directors and Section 16 compliance is hereby incorporated herein by reference from the information under the captions entitled "Election of Directors" and "Miscellaneous-Other Matters" set forth in the Company's definitive Proxy Statement for its 1995 Annual Meeting of Shareholders ("Proxy Statement")*. Information with respect to the executive officers of the Company appears in Part I, pages 9 through 11, of this Annual Report on Form 10-K.

             * The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year.

   Item 11.  Executive Compensation

             Pursuant to Instruction G, the information required by this Item is hereby incorporated herein by reference from the information under the captions entitled "Board of Directors-Director Compensation" and "Executive Compensation" set forth in the Proxy Statement; provided, however, that the subsection entitled "Executive Compensation - Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

             Pursuant to Instruction G, the information required by this Item is hereby incorporated herein by reference from the information under the caption entitled "Principal Shareholders" set forth in the Proxy Statement.

   Item 13.  Certain Relationships and Related Transactions

             Pursuant to Instruction G, the information required by this Item is hereby incorporated by reference herein from the information under the captions entitled "Election of Directors" and "Executive Compensation-Executive Relocation Program" set forth in the Proxy Statement.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

             (a)  1.   Financial statements - The financial statements listed
                       in the accompanying index to financial statements and financial statement schedules are incorporated by reference in this Annual Report on Form 10-K.

                  2. Financial statement schedules - The financial statement schedule listed in the accompanying index to financial statements and financial statement schedules is filed as part of this Annual Report on Form 10-K.

                  3. Exhibits - The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10-K.

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 1995.


                                      GIDDINGS & LEWIS, INC.



                                      By  /s/Joseph R. Coppola
                                           Joseph R. Coppola
                                           Chairman and Chief Executive
                                           Officer


             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 1995.

             Name                               Title


   /s/Joseph R. Coppola          Chairman, Chief Executive
   Joseph R. Coppola             Officer and Director
                                 (Principal Executive Officer)

   /s/Richard C. Kleinfeldt      Vice President - Finance,
   Richard C. Kleinfeldt         Secretary and Director
                                 (Principal Financial and
                                 Accounting Officer)

   /s/Albert J. Baciocco, Jr.         Director
   Albert J. Baciocco, Jr.


   /s/John A. Becker                  Director
   John A. Becker


   /s/Ruth M. Davis                   Director
   Ruth M. Davis


   /s/Peter P. Donis                  Director
   Peter P. Donis


   /s/Clyde H. Folley                 Director
   Clyde H. Folley


   /s/Benjamin F. Garmer, III         Director
   Benjamin F. Garmer, III


   /s/Ben R. Stuart                   Director
   Ben R. Stuart


   /s/James R. Underkofler            Director
   James R. Underkofler

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULES

                                                    Page
                                          ---------------------------
                                                       Annual Report
                                          Form 10-K   to Shareholders

    Consolidated statements of income
    for each of the three years in the
    period ended December 31, 1994            -              20

    Consolidated statements of cash
    flows for each of the three years in
    the period ended December 31, 1994        -              21

    Consolidated balance sheets at
    December 31, 1994 and 1993                -              22

    Consolidated statements of changes
    in shareholders' equity for each of
    the three years in the period ended
    December 31, 1994                         -              23

    Notes to consolidated financial
    statements                                -              24

    Report of Independent Auditors            -              35
    Consolidated financial statement
    schedule:                                                -

             II -  Valuation and
                   qualifying accounts        20             -


   All other financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                                                  Schedule II

                             GIDDINGS & LEWIS, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1994, 1993 and 1992
                                 (in thousands)

                                        Additions
                            Balance at   charged               Balance at
                            beginning      to                    end of
    Classification            of year    expense   Deductions     year

    Receivables -
     Allowance for
     doubtful accounts:

         1994               $   973     $  172       $ (223)     $  922

         1993                 1,115        334         (476)        973

         1992                 1,158         84         (127)      1,115


    Inventories -
     Allowance for
     obsolescence and
     loss:

         1994                $5,900     $2,553     $ (1,075)     $7,378

         1993                 5,003      2,730       (1,833)      5,900

         1992                 4,305      1,878       (1,180)      5,003

                                INDEX TO EXHIBITS


    Exhibit
     No.                        Exhibit Description

    (3.1) Restated Articles of Incorporation of Giddings & Lewis, Inc., as amended to date [Incorporated by reference to Exhibit 3.1 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 1993]

    (3.2) By-Laws of Giddings & Lewis, Inc., as amended to date [Incorporated by reference to Exhibit 3.2 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 1993]

    (4.1) Article IV of the Restated Articles of Incorporation of Giddings & Lewis, Inc., as amended to date
              [Incorporated by reference to Exhibit 3.1 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 1993]

    (4.2) Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH, Giddings & Lewis AG, the Institutions from time to time party thereto as Lenders, the Institutions from time to time party thereto as Issuing Banks, Citicorp North America, Inc., as Agent, and Citicorp Investment Bank Limited, as London Agent, dated as of December 21, 1992. [Incorporated by reference to Exhibit 4.2 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992]

    (4.3) Amendment to Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH, Giddings & Lewis Ltd., the Institutions from time to time party thereto as Lenders, the Institutions from time to time party thereto as Issuing Banks, Citicorp North America,
              Inc., as Retiring Agent, Citibank N.A., as Agent, Citicorp Investment Bank Limited, as Retiring London Agent, and Citibank International plc, as an Agent, dated as of December 21, 1994

    (4.4) Rights Agreement, dated as of February 7, 1990, between Giddings & Lewis, Inc. and First Wisconsin Trust Company [Incorporated by reference to Exhibit
              4.4 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (4.5) Amendment to Rights Agreement between Giddings & Lewis, Inc. and First Wisconsin Trust Company, dated as of October 31, 1991 [Incorporated by reference to
              Exhibit 4.5 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.1)*   Giddings & Lewis, Inc. 1989 Stock Option Plan
              [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Form S-8 Registration Statement
              (Registration No. 33-31951)]

    (10.2)*   Giddings & Lewis, Inc. 1989 Restricted Stock Plan
              [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Form S-8 Registration Statement
              (Registration No. 33-31950)]

    (10.3)* Giddings & Lewis, Inc. Independent Director Stock Based Incentive Plan [Incorporated by reference to
              Exhibit 10.4 to Giddings & Lewis, Inc.'s Form S-4 Registration Statement (Registration No. 33-43061)]

    (10.4)* Giddings & Lewis, Inc. 1993 Stock and Incentive Plan [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Form S-8 Registration Statement
              (Registration Statement No. 33-64936)]

    (10.5)*   Form of Key Executive Employment and Severance
              Agreement (covering officers other than Joseph R.
              Coppola) [Incorporated by reference to Exhibit 10.5 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.6)* Employment Agreement, dated June 30, 1993, by and between Giddings & Lewis, Inc. and Joseph R. Coppola [Incorporated by reference to Exhibit 10.1 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993]

    (10.7)* Key Executive Employment and Severance Agreement, dated as of October 27, 1993, by and between Giddings & Lewis, Inc. and Joseph R. Coppola [Incorporated by reference to Exhibit 10.6 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993]

    (10.8)* Employment Agreement by and between Heinz Anders and Giddings & Lewis GmbH, dated as of January 12, 1994

    (10.9)*   Management Incentive Compensation Program
              [Incorporated by reference to Exhibit 10.9 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.10)* Supplemental Executive Retirement Plan (covering officers of the Company other than Joseph R. Coppola) [Incorporated by reference to Exhibit 10.10 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.11)* Supplemental Retirement Program for Joseph R. Coppola [Incorporated by reference to Exhibit 10.12 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.12)* Giddings & Lewis, Inc. Deferred Compensation Plan for Non-Employee Directors [Incorporated by reference to
              Exhibit 10.13 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.13)* Giddings & Lewis, Inc. Deferred Compensation Plan and Trust Agreement [Incorporated by reference to Exhibit
              10.14 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (13) Portions of the 1994 Annual Report to Shareholders that are incorporated by reference herein

    (21)      List of Subsidiaries of Giddings & Lewis, Inc.

    (23)      Consent of Ernst & Young LLP

    (27)      Financial Data Schedule

    (99)      Proxy Statement for the 1995 Annual Meeting of
              Shareholders

              [The Proxy Statement for the 1995 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1995 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

   *    A management contract or compensatory plan or arrangement.