Form 10-Q
period 1995-04-02
GIDDINGS & LEWIS INC /WI/
filed 1995-05-12
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended April 2, 1995

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

   Common Stock Outstanding as of April 2, 1995: 34,402,521 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                         For Quarter Ended April 2, 1995

                                                                         Page

   PART I.   Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flows         4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes in
                       Shareholders' Equity                                 6

                    Notes to Condensed Consolidated Financial
                       Statements                                       7 - 8

           Item 2.  Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                       9 - 10


   PART II.     Other Information

           Item 6.  Exhibits and Reports on Form 8-K                       11

           Signatures                                                      12

           Exhibit Index                                                   13

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)

                                   (Unaudited)




                                                 Three months ended
                                                  April 2,     April 3,
                                                    1995         1994

   Net sales                                      $154,576     $123,030

   Costs and expenses:

        Cost of sales                              122,862       94,839

        Selling, general and
           administrative expenses                  15,583       12,885

        Depreciation and amortization                4,182        4,084
                                                  --------     --------
   Total operating expenses                        142,627      111,808
                                                  --------     --------
   Operating income                                 11,949       11,222

   Interest (income)/expense, net                      290         (325)

   Other (income)/expense                              (31)          91
                                                  --------     --------
   Income before provision for income taxes         11,690       11,456

   Provision for income taxes                        4,594        4,586
                                                  --------     --------
   Net income                                     $  7,096     $  6,870
                                                  ========     ========
   Per common share amounts:

      Net income                                  $    .21     $    .20
                                                  ========     ========
      Dividends declared                          $    .03     $    .03
                                                  ========     ========

   Average number of common
    shares outstanding                          34,363,937   34,264,485

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                   Three months ended
                                                  April 2,     April 3,
                                                    1995         1994

   Operating activities:

     Net income                                   $  7,096     $  6,870

     Adjustments to reconcile net income to
       net cash provided (used) by operating
       activities:

        Depreciation and amortization                4,182        4,084

        Net changes in working capital items       (57,452)      16,519

        Other                                       (1,119)         333
                                                  --------     --------
   Net cash provided (used) by operating
    activities                                     (47,293)      27,806
                                                  --------     --------
   Investing activities:

        Additions to property, plant,
           and equipment                            (3,357)      (4,501)

        Other                                          933         (278)
                                                  --------     --------
   Net cash used by investing activities            (2,424)      (4,779)
                                                  --------     --------
   Financing activities:

        Net increase in notes payable               36,000            -

        Proceeds from stock options exercised            -          440

        Cash dividends                              (1,032)      (1,028)
                                                  --------     --------
   Net cash provided (used) by financing

    activities                                      34,968         (588)
                                                  --------     --------
   Effect of exchange rate changes on cash             872          577
                                                  --------     --------
   Net increase (decrease) in cash and
    cash equivalents                               (13,877)      23,016

   Cash and cash equivalents - beginning of
    period                                          24,072       53,877
                                                  --------     --------
   Cash and cash equivalents - end of period      $ 10,195     $ 76,893
                                                  ========     ========

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                 April 2,        December 31,
                                                   1995               1994
                                               (Unaudited)
   ASSETS

      Current assets:
           Cash and cash equivalents             $ 10,195          $ 24,072
           Accounts receivable                    369,580           343,881
           Inventories                             82,862            74,823
           Deferred income taxes                    9,455             9,455
           Other current assets                    14,572            10,923
                                                 --------          --------
                Total current assets              486,664           463,154

      Fixed assets - net                          109,678           107,164
      Costs in excess of net acquired assets       84,420            84,997
      Other assets                                 11,138            12,943
      Deferred income taxes                        18,968            18,968
                                                 --------          --------
                TOTAL ASSETS                     $710,868          $687,226
                                                 ========          ========
   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:

           Notes payable                           36,000                 -
           Accounts payable                        50,635            76,562
           Accrued expenses and other
            liabilities                            82,436            78,912
                                                 --------          --------
                Total current liabilities         169,071           155,474

      Long-term employee benefits and
            other long-term liabilities            45,554            46,454
                                                 --------          --------
              Total liabilities                   214,625           201,928

      Contingencies

      Shareholders' equity:
           Class A preferred stock                     -               -
           Common stock                             3,440             3,429
           Capital in excess of par               326,620           325,063
           Retained earnings                      164,521           158,457
           Cumulative translation adjustment        4,911               174
           Unamortized compensation expense        (3,249)           (1,825)
                                                 --------          --------
                Total shareholders' equity        496,243           485,298
                                                 --------          --------
                      TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY          $710,868          $687,226
                                                 ========          ========

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                        THREE MONTHS ENDED APRIL 2, 1995

                      (In Thousands, Except Share Amounts)

                                   (Unaudited)


                                 Common Stock                                        Cumulative     Unamortized        Total
                                                        Capital in      Retained     Translation    Compensation   Shareholders'
                              Shares        Amount    Excess of Par     Earnings     Adjustment        Expense         Equity

    Balance, December 31,
     1994                  34,294,404         $3,429    $ 325,063       $158,457      $    174        $ (1,825)       $485,298

    Net stock award and
     options                  108,135             11        1,507              0             0          (1,809)           (291)

    Tax benefit related
     to vesting of
     restricted stock                                          50                                                           50

    Net income                                                             7,096                                         7,096

    Amortization of
     compensation
     expense                                                                                               385             385

    Cash dividends                                                        (1,032)                                       (1,032)

    Translation
     adjustment                                                                          4,737                           4,737

    Other                         (18)             0            0                                                            0
                            ---------      ---------    ---------       --------    ----------     -----------    ------------
    Balance, April 2,
     1995                  34,402,521         $3,440     $326,620       $164,521       $ 4,911        $ (3,249)      $ 496,243
                            =========      =========    =========      =========    ==========     ===========     ===========

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  April 2, 1995

                                   (Unaudited)

   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 2, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

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


   2.  Inventories
                                      April 2,     December 31,
                                        1995           1994
                                           (in thousands)
             Raw materials          $   37,399      $  37,166
             Work-in-process            33,451         27,568
             Finished goods             12,012         10,089
                                    ----------        -------
                                    $   82,862     $   74,823
                                    ==========        =======

   3.  Contingencies

       The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). These matters include a soil and water contamination matter at its former West Allis, Wisconsin, facility. In 1992, the Company was notified by the Wisconsin Department of Natural Resources (WDNR) of contamination at the West Allis site. In 1994, the Company sold most of the site, including the manufacturing facility. The Company is currently implementing a WDNR approved clean-up plan on the portion of the site that was not sold.

       The Company has established accruals ($12.0 million and $13.8 million at April 2, 1995 and December 31, 1994, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

       In another matter, a Michigan Department of Natural Resources investigation into alleged environmental violations at the Company's Menominee, Michigan, facility has resulted in the issuance of a criminal complaint against the Company and two of its employees. The complaint generally is focused on alleged releases of hazardous substances and the alleged illegal treatment and disposal of hazardous wastes. Two civil lawsuits are also pending which allege improper disposal and emissions at this facility. The Company is vigorously defending itself against all charges and allegations. Information presently available to the Company does not enable it to reasonably estimate potential civil or criminal penalties, or remediation costs, if any, related to this matter.

       The Company is also involved in other litigation and proceedings, including product liability claims. In the case of product liability, the Company is partially self-insured and has accrued for all claim exposure for which a loss is probable and reasonably estimable. Based on current information, management believes that future costs in excess of the amounts accrued for all existing litigation will not be material to the Company's financial position or results of operations.

   4.  Subsequent Event

       On April 24, 1995, the Company acquired through a wholly owned subsidiary all of the issued and outstanding capital stock of Fadal Engineering Company, Inc. ("Fadal") and the land and building used by Fadal in the operation of its business. The total cash consideration paid by the Company at the closing of the acquisition was $180,193,000. To finance the acquisition, the Company borrowed $118,000,000 under its existing domestic credit agreement and $62,193,000 under a new credit facility entered into at the time of the acquisition. The acquisition of Fadal will be accounted for under the purchase method of accounting. The Company has filed a Current Report on Form 8-K with respect to this acquisition, which filing includes historical financial statements of Fadal as well as pro forma financial information. Located in Chatsworth, California, Fadal is principally involved in the design, manufacture and sale of computer numerically controlled vertical machining centers.

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                Results of Operations for the First Three Months
                            of 1995 Compared to 1994


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period January 1, 1994 through April 2, 1995.


                    April 3,      July 3,       Oct. 2,      Dec. 31,     April 2,
                      1994         1994          1994          1994         1995
                                          (In Thousands)
   Operating group:

   Automation
     Technology     $ 32,034     $ 31,724     $ 28,973      $ 40,116     $ 41,523
   Integrated
     Automation      117,610      113,870       94,705        91,226       91,420
   European
     Operations        6,138        5,771       12,141         8,759        8,680
   Automation
     Measurement
     and Control      13,647       17,831       16,964        17,948       17,741
                    --------      -------      -------        ------      -------
   Consolidated
     bookings       $169,429     $169,196     $152,783      $158,049     $159,364
                    ========      =======      =======       =======      =======
   Consolidated
     backlog        $431,448     $460,370     $449,969      $422,172     $430,121
                    ========      =======      =======       =======      =======

   Bookings in the first three months of 1995 were $159.4 million compared to bookings in the first three months of 1994 of $169.4 million. Automation Technology first quarter bookings for 1995 of $41.5 million increased 29.6% from $32.0 million in the first quarter of 1994 primarily as a result of continued demand for the new RAM machining centers which were introduced in the second half of 1994. Integrated Automation bookings of $91.4 million decreased 22.3% in the first quarter of 1995 from $117.6 million in the first quarter of 1994 due to the timing of order placement for large automotive contracts. The domestic automotive sector continues to be a major source for new orders for this group. European Operations bookings increased 41.4% from $6.1 million in the first quarter of 1994 to $8.7 million in the first quarter of 1995. European bookings continue to be impacted by the unfavorable economic conditions and increased competitive pressure in the Company's European markets. Automation Measurement and Control bookings of $17.8 million for the first quarter of 1995 increased 30.0% from $13.6 million in the first quarter of 1994.
   Much of this increase was attributed to the automotive industry.

   Consolidated net sales in the first three months of 1995 totalled $154.6 million compared to $123.0 million in the year earlier period. The increase in net sales was related to the strong bookings experienced in the first part of 1994.

   In the 1995 period, net sales for Automation Technology of $37.8 million decreased 9.8% from $41.9 million in the year earlier period. Integrated Automation net sales of $73.9 million increased 50.1% from $49.3 million. European Operations sales in the first three months of 1995 were $25.0 million, an increase of 52.0% from $16.4 million in the year earlier period. Automation Measurement and Control net sales increased 15.8% to $17.9 million in the 1995 period compared to $15.5 million in the 1994 period.

   The consolidated gross margin (before depreciation and amortization) decreased to 20.5% of sales in the first quarter of 1995, from 22.9% in the first quarter of 1994. The decrease in the gross margin percentage is primarily attributable to increased spending in unallocated costs and a less favorable workload mix.

   Selling, general, and administrative expenses (before depreciation and amortization) decreased as a percentage of sales to 10.1% in the first three months of 1995 from 10.5% in the year earlier period.

   Net interest expense/(income) was $.3 million of income in the first quarter of 1994 as compared with $.3 million of expense in the first quarter of 1995. The increase in net interest expense is attributable to the borrowings under the domestic credit agreement which totalled $36.0 million at April 2, 1995. The increased borrowings related to higher working capital levels necessary to support automotive contracts in progress.

   The provision for income taxes of $4.6 million for the first quarter of 1995 is based on the estimated annual effective tax rate for 1995. The Company's effective tax rate for the first three months of 1995 amounted to 39.3% as compared to 40.0% for the year earlier period.

   Liquidity and Capital Resources at April 2, 1995

   On April 2, 1995, the Company had $10.2 million of cash and cash equivalents on hand which was a decrease of $13.9 million from the balance on hand at the beginning of the year. For the first three months of 1995, operating activities used $47.3 million of cash. Cash used by working capital changes totaled $57.5 million due primarily to increased accounts receivable and decreased accounts payable as a result of progress on long term contracts and purchases related to those contracts.

   Investing activities used $2.4 million which included $3.4 million in capital expenditures and $1.0 million of proceeds from the sale of assets. Financing activities provided cash of $35.0 million which included bank borrowings of $36.0 million less dividend payments of $1.0 million.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                  April 2, 1995



   Item 6.        Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      27   Financial Data Schedule

                  (b) Reports on Form 8-K

                      The Company filed no Current Reports on Form 8-K during the quarter ended April 2, 1995.

                                   Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Giddings & Lewis, Inc.




   Date:       May 12, 1995            /s/ Joseph R. Coppola
                                       Joseph R. Coppola
                                       Chairman and Chief Executive
                                       Officer



   Date:       May 12, 1995            /s/ Richard C. Kleinfeldt
                                       Richard C. Kleinfeldt
                                       Vice-President - Finance and
                                       Secretary (Chief Financial and
                                       Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.           Exhibit Description

      27                 Financial Data Schedule