Form 10-Q
period 1995-07-02
GIDDINGS & LEWIS INC /WI/
filed 1995-08-11
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended July 2, 1995

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

   Common Stock Outstanding as of July 2, 1995: 34,400,650 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                         For Quarter Ended July 2, 1995

                                                                         Page

   PART I. Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flows         4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes
                       in Shareholders' Equity                              6

                    Notes to Condensed Consolidated Financial
                      Statements                                        7 - 9

           Item 2.  Management's Discussion and Analysis of
                      Results of Operations and Financial
                      Condition                                       10 - 12


   PART II.     Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders    13

           Item 6.  Exhibits and Reports on Form 8-K                       14

           Signatures                                                      15

           Exhibit Index                                                   16

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                Three months ended       Six months ended
                               July 2,      July 3,    July 2,      July 3,
                                1995         1994       1995         1994


   Net sales                  $ 171,125    $ 144,805   $ 325,701   $ 267,835

   Costs and expenses:

      Cost of sales             133,335      113,868     256,197     208,707

      Selling, general and
        administrative
        expenses                 14,565       15,110      30,148      27,995

      Depreciation and
       amortization               5,177        4,103       9,359       8,187
                              ---------    ---------   ---------   ---------
   Total operating
      expenses                  153,077      133,081     295,704     244,889
                              ---------    ---------   ---------   ---------
   Operating income              18,048       11,724      29,997      22,946

   Interest (income)/
     expense, net                 2,726         (294)      3,016        (619)

   Other (income)/
     expense                       (107)         (27)       (138)         64
                              ---------    ---------   ---------   ---------
   Income before provision
      for income taxes           15,429       12,045      27,119      23,501

   Provision for income
      taxes                       6,110        4,815      10,704       9,401
                              ---------    ---------   ---------   ---------
   Net income                 $   9,319    $   7,230   $  16,415   $  14,100
                              =========    =========   =========   =========

   Per common share
    amounts:

       Net income             $     .27    $     .21   $     .48   $     .41
                              =========    =========   =========   =========
       Dividends declared     $     .03    $     .03   $     .06   $     .06
                              =========    =========   =========   =========


   Average number of
     common shares
     outstanding             34,396,751   34,285,358  34,380,254  34,274,808




                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                 Three months ended        Six months ended
                                 July 2,     July 3,     July 2,     July 3,
                                  1995        1994        1995        1994

   Operating activities:

     Net income                  $  9,319    $  7,230    $ 16,415  $ 14,100

     Adjustments to
      reconcile net income
      to net cash provided
      (used) by operating
      activities:

         Depreciation and
          amortization              5,177       4,103       9,359     8,187

         Net changes in working

          capital items, net
          of the effects of
          Fadal acquisition        17,124     (12,097)    (40,328)    4,422

         Other                        137      (2,885)       (982)   (2,552)
                                ---------   ---------   ---------  --------
   Net cash provided (used)
    by operating activities        31,757      (3,649)    (15,536)   24,157
                                ---------   ---------   ---------  --------
   Investing activities:

     Purchase of Fadal
      Engineering Company,
       Inc.                      (179,579)          -    (179,579)        -

     Additions to property,
      plant, and equipment         (3,950)     (4,073)     (7,307)   (8,574)

     Other                            335       3,768       1,268     3,490
                                ---------   ---------   --------- ---------
   Net cash used by investing
    activities                   (183,194)       (305)   (185,618)   (5,084)

   Financing activities:

     Net increase in notes
      payable                     147,938           -     183,938         -

     Proceeds from stock
      options exercised                 0          16           0       456

     Cash dividends                (1,032)     (1,029)     (2,064)   (2,057)
                                ---------   ---------   ---------  --------
   Net cash provided (used)
    by financing activities       146,906      (1,013)    181,874    (1,601)
                                ---------   ---------   ---------  --------
   Effect of exchange rate
    changes on cash                  (714)      1,653         158     2,230
                                ---------   ---------   ---------  --------
   Net increase (decrease)
    in cash and cash
    equivalents                    (5,245)     (3,314)    (19,122)   19,702

   Cash and cash equivalents
    - beginning of period          10,195      76,893      24,072    53,877
                                ---------   ---------   ---------  --------
   Cash and cash equivalents
    - end of period             $   4,950   $  73,579   $   4,950 $  73,579
                                =========   =========   ========= =========


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                 July 2,      December 31,
                                                  1995            1994
                                              (Unaudited)
   ASSETS

      Current assets:
           Cash and cash equivalents               $  4,950      $ 24,072
           Accounts receivable                      371,388       343,881
           Inventories                              117,177        74,823
           Deferred income taxes                      9,455         9,455
           Other current assets                       8,009        10,923
                                                   --------     ---------
                Total current assets                510,979       463,154

      Fixed assets - net                            121,402       107,164
      Costs in excess of net acquired assets
           and other intangible assets              205,570        84,997
      Other assets                                   10,960        12,943
      Deferred income taxes                          18,968        18,968
                                                   --------      --------
                TOTAL ASSETS                       $867,879      $687,226
                                                   ========      ========
   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
           Notes payable                            183,938             -
           Accounts payable                          47,187        76,562
           Accrued expenses and other
              liabilities                            87,018        78,912
                                                   --------      --------
                Total current liabilities           318,143       155,474

             Long-term employee benefits
              and other long-term liabilities        45,231        46,454
                                                   --------      --------
                Total liabilities                   363,374       201,928

             Contingencies

      Shareholders' equity:
           Class A preferred stock                        -             -
           Common stock                               3,440         3,429
           Capital in excess of par                 326,508       325,063
           Retained earnings                        172,808       158,457
           Cumulative translation adjustment          4,728           174
           Unamortized compensation expense          (2,979)       (1,825)
                                                   --------      --------
                Total shareholders' equity          504,505       485,298
                                                   --------      --------
                      TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY            $867,879      $687,226
                                                   ========      ========


                             See accompanying notes.

                                       GIDDINGS & LEWIS, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                   SIX MONTHS ENDED JULY 2, 1995

                                (In Thousands, Except Share Amounts)

                                          (Unaudited)

                                  Common Stock     Capital in               Cumulative    Unamortized       Total
                             -------------------    Excess of    Retained   Translation  Compensation   Shareholders'
                                 Shares   Amount       Par       Earnings   Adjustment      Expense        Equity

    Balance, December 31,
     1994                    34,294,404   $3,429     $325,063    $158,457       $  174       $(1,825)       $485,298

    Net stock award and
     options                    106,264       11        1,410                                 (1,978)           (557)

    Tax benefit related to
     vesting of restricted
     stock                                                 35                                                     35
    Net income                                                     16,415                                     16,415

    Amortization of
     compensation expense                                                                        824             824

    Cash dividends                                                 (2,064)                                    (2,064)
    Translation adjustment                                                       4,554                         4,554

    Other                           (18)       0            0                                                      0
                              ---------  -------     --------    --------     --------      --------        --------

    Balance, July 2, 1995    34,400,650   $3,440     $326,508    $172,800       $4,728       $(2,979)       $504,505
                             ==========  =======     ========    ========     ========      ========        ========


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  July 2, 1995

                                   (Unaudited)



   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the nature of a substantial portion of the Company's business (i.e., long-term and complex contracts), significant adjustments are sometimes required to reflect experience and other factors. Such adjustments are recorded as changes in estimates as part of the percentage-of-completion accounting in the period of the change. Operating results for the six-month period ended July 2, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

   2.  Inventories
                                            July 2,     December 31,
                                             1995           1994
                                                (in thousands)
             Raw materials               $   42,625      $  37,166
             Work-in-process                 63,446         27,568
             Finished goods                  11,106         10,089
                                         ----------     ----------
                                         $  117,177     $   74,823
                                         ==========     ==========

   3.  Purchase of Fadal Engineering Company, Inc.

       On April 24, 1995, a wholly owned subsidiary of the Company acquired for $180,193,000 ($179,579,000 as adjusted for postclosing adjustments) (a) all of the issued and outstanding shares of capital stock of Fadal Engineering Company, Inc. (Fadal) and (b) the land and building used by Fadal and leased from a related partnership. To provide financing for the acquisition, the Company (a) entered into an unsecured $100 million revolving credit facility dated as of April 24, 1995 (the "1995 Credit Agreement") which matures in April 1996, subject to extension and (b) amended its unsecured $175 million revolving credit facility dated as of December 21, 1992 (the "1992 Credit Agreement"). The Company borrowed $61,579,000 under the 1995 Credit Agreement and $118,000,000 under the 1992 Credit Agreement to finance the acquisition. Approximately $120 million of the purchase price was allocated to cost in excess of net acquired assets and other intangible assets. Certain principals and other employees of Fadal entered into noncompetition and/or employment agreements in connection with the transaction. The operations of Fadal have been included in the Company's Automation Technology Group since the date of the acquisition. Details regarding the Fadal acquisition were previously reported by the Company in Current Reports on Form 8-K, dated as of April 24, 1995 and July 19, 1995, filed with the Securities and Exchange Commission.

       The proforma unaudited results of operations for the six months ended July 2, 1995 and July 3, 1994, assuming consummation of the Fadal acquisition as of January 1, 1994, are as follows:

                                               Six months ended

                                       July 2, 1995       July 3, 1994
                                      (in thousands, except per share data)

       Net sales                       $  378,695         $  327,900

       Net income                          19,744             15,925

       Net income per common share         $ .57               $ .46


   4.  Contingencies

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

       The Company has established accruals ($10.5 million and $13.8 million at July 2, 1995 and December 31, 1994, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

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

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                 Results of Operations for the First Six Months
                            of 1995 Compared to 1994


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period April 4, 1994 through July 2, 1995.


                   July 3,     Oct. 2,    Dec. 31,    April 2,    July 2,
                    1994        1994        1994        1995        1995
                                          (In Thousands)

   Operating
    group:

   Automation
     Technology   $ 31,724    $ 28,973    $ 40,116    $ 41,523    $ 76,765
   Integrated
     Automation    113,870      94,705      91,226      91,420      64,884
   European
     Operations      5,771      12,141       8,759       8,680      27,459
   Automation
     Measurement
     and Control    17,831      16,964      17,948      17,741      19,364
                   -------     -------     -------     -------     -------
   Consolidated
     bookings     $169,196    $152,783    $158,049    $159,364    $188,472
                   =======     =======     =======     =======     =======
   Consolidated
     backlog      $460,370    $449,969    $422,172    $430,121    $478,324
                   =======     =======     =======     =======     =======

   Bookings in the first six months of 1995 were $347.8 million compared to bookings in the first six months of 1994 of $338.6 million. Automation Technology bookings of $118.3 million in the first six months of 1995 increased 85.5% from $63.8 million in the comparable period of 1994 primarily as a result of the acquisition of Fadal in April 1995 and the demand for the new RAM machining centers which were introduced in the second half of 1994. Integrated Automation bookings in the first six months totalled $156.3 million, a 32.5% decrease from the year earlier period of $231.5 million due to the timing of order placement for large automotive contacts. The domestic automotive sector continues to be a major source for new orders for this group. European Operations bookings increased 203.5% from $11.9 million in the first six months of 1994 to $36.1 million in the first half of 1995. Orders from the European automobile manufacturers were a significant factor in the 1995 increase. Automation Measurement and Control bookings of $37.1 million for the first six months of 1995 increased 17.9% over the comparable 1994 period bookings of $31.5 million. Much of this increase was attributed to orders from the domestic automotive industry.

   Bookings in the second quarter of 1995 were $188.4 million compared to bookings in the second quarter of 1994 of $169.2 million. Automation Technology bookings were $76.8 million in the second quarter of 1995, an increase of 142.0% from $31.7 in the second quarter of 1994. Integrated Automation bookings of $64.9 million in the second quarter of 1995 decreased 43.0% from $113.9 million in the second quarter of 1994. European Operations bookings increased 375.8% from $5.8 million in the second quarter 1994 to $27.4 million in the second quarter of 1995. Automation Measurement and Control bookings of $19.3 million for the second quarter of 1995 increased 8.6% from $17.8 million in the second quarter of 1994. The reasons for the fluctuations in second quarter bookings (1995 vs. 1994) are essentially the same as those noted in the previous paragraph which discussed six-month results.

   Consolidated net sales in the first six months of 1995 totalled $325.7 million compared to $267.8 million in the year earlier period. The increase in net sales was related to the strong bookings in first half of 1994 and the addition of Fadal in April 1995. Net sales for Automation Technology of $111.0 million increased 30.9% from $84.8 million in the year earlier period. Integrated Automation net sales of $134.4 million increased 31.9% from $101.9 million. European Operations sales in the first six months of 1995 were $44.4 million, a decrease of 13.6% from $51.4 million in the year earlier period. Automation Measurement and Control net sales increased 20.7% to $35.9 million in the 1995 period compared to $29.7 million in the 1994 period.

   Consolidated net sales increased from $144.8 million in the second quarter of 1994 to $171.1 million in the second quarter of 1995. In the second quarter of 1995, Automation Technology net sales totalled $73.2 million compared to $42.9 million in the year earlier period. Integrated Automation net sales of $60.5 million in the second quarter of 1995 increased from $52.6 million in the comparable 1994 period. European Operations net sales in the second quarter of 1995 were $19.4 million, a 44.3% decrease from 1994 second quarter net sales of $35.0 million. Net sales for the Automation Measurement and Control group were $18.0 million in the second quarter of 1995 compared to $14.2 million in the year earlier period.

   The consolidated gross margin percentage (before depreciation and amortization) for the first six months and the second quarter of 1995 was 21.3% and 22.1%, respectively, as compared to 22.1% and 21.4% for the comparable 1994 periods. The increase in the gross margin percentage in the second quarter 1995 was primarily due to the benefit from the inclusion of Fadal, offset by higher than expected development costs related to the introduction of RAM machining centers at Automation Technology and excess program costs on certain contracts at Integrated Automation, all of which are expected to impact second half 1995 margins as well.

   Selling, general, and administrative expenses (before depreciation and amortization) decreased as a percentage of sales to 9.3% in the first six months of 1995 from 10.5% in the year earlier period, and to 8.5% for the second quarter of 1995 from 10.4% in the second quarter of 1994. The first six months and second quarter 1995 improvements over comparable 1994 periods are largely due to the favorable settlement associated with the successful defense of a patent infringement case in the second quarter of 1995.

   Net interest (income)/expense for the first six months and second quarter of 1995 of $3.0 million and $2.7 million, respectively, increased from ($.6) million and ($.3) million, respectively, in the comparable 1994 periods. The increase in net interest expense is mainly attributable to increased borrowings resulting from the acquisition of Fadal.

   The provision for income taxes of $10.7 million and $6.1 million for the first six months and second quarter of 1995, respectively, is based on the estimated annual effective tax rate for 1995. The Company's effective tax rate for the first six months of 1995 amounted to 39.5% as compared to 40.0% for the year earlier period.

   Liquidity and Capital Resources at July 2, 1995

   On July 2, 1995, the Company had $5.0 million of cash and cash equivalents on hand which was a decrease of $19.1 million from the balance on hand at the beginning of the year. For the first six months of 1995, operating activities used $15.4 million of cash. Cash used by working capital changes totaled $40.3 million due primarily to the build up of inventory of contracts in progress and the decrease in accounts payable. In the second quarter of 1995, net working capital items decreased by $17.1 million due to collection of accounts receivable on orders shipped offset by increased inventory and decreased accounts payable. Investing activities used $185.6 million for the first six months which included $179.6 million for the purchase of Fadal and $7.3 million in capital expenditures. Financing activities provided cash of $181.9 million which included bank borrowings of $183.9 million less dividend payments of $2.1 million. The Company plans to refinance all or a portion of the debt incurred in connection with the Fadal acquisition into long-term debt through one or more transactions which the Company plans to complete before the end of the year.

   The Company believes its cash flows from operations and funds available from existing or anticipated borrowing arrangements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                   July 2, 1995



   Item 4.  Submission of Matters to a Vote of Security Holders

            At the Company's annual meeting of shareholders held on April 26, 1995, John A. Becker and John W. Guffey, Jr. were elected as directors of the Company for terms expiring in 1998. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                    Shares Withholding
         Name of Nominee         Shares Voted For        Authority

         John A. Becker          28,063,955              176,560
         John W. Guffey, Jr.     28,071,391              169,124


         The following table sets forth the other directors of the Company whose terms of office continued after the 1995 annual meeting:

                                            Year in Which
              Name of Director              Term Expires

              Albert J. Baciocco, Jr.            1996

              Ruth M. Davis                      1996

              Benjamin F. Garmer, III            1996

              Richard C. Kleinfeldt              1996

              Joseph R. Coppola                  1997

              Clyde H. Folley                    1997

              Ben R. Stuart                      1997


   Item 6.    Exhibits and Reports on Form 8-K

              (a)  Exhibits

                   2.1   Stock Purchase Agreement by and among
                         Giddings & Lewis, Inc., Bike Corp., Fadal
                         Engineering Company, Inc., David E. de Caussin and Myrtle Rosalie de Caussin, trustees of the David and Myrtle de Caussin Family Trust - 1988, and
                         Larry F. de Caussin and Elsie Margaret de Caussin, trustees of the Larry and Elsie de Caussin Family Trust - 1988, dated as of April 24, 1995 [Incorporated by reference to Exhibit 2.1 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

                   2.2 Agreement of Purchase and Sale by and between Giddings & Lewis, Inc., Bike Corp. and 20701 Plummer Street, Ltd., dated as of April 24, 1995
                         [Incorporated by reference to Exhibit 2.2 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

                   4.1 Amendment No. 2 and Consent to Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH, Giddings & Lewis, Ltd. and the Institutions from time to time party thereto as Agent and Lenders, dated as of April 24, 1995 [Incorporated by reference to Exhibit 4.3 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

                   4.2 Credit Agreement among Giddings & Lewis, Inc., the Institutions from time to time party thereto as Lenders and Citibank, N.A., as Agent, dated as of April 24, 1995 [Incorporated by reference to Exhibit
                         4.4 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

                   27    Financial Data Schedule

              (b)  Reports on Form 8-K

                   The Company filed a Current Report on Form 8-K, dated April 24, 1995, under Items 2 and 7 to reflect the acquisition of Fadal Engineering Company, Inc. This Form 8-K included historical financial statements of Fadal Engineering Company, Inc. at and for the years ended December 31, 1994 and 1993 and pro forma financial statements of the Company reflecting the acquisition at and for the year ended December 31, 1994.

                   The Company filed a Current Report on Form 8-K, dated July 19, 1995, under Item 5 to update certain financial information related to the acquisition of Fadal Engineering Company, Inc. This Form 8-K included historical financial statements of Fadal Engineering Company, Inc. at and for the three months ended
                   April 2, 1995 and March 31, 1994 and pro forma financial statements of the Company at and for the three months ended April 2, 1995.

                                   Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Giddings & Lewis, Inc.




   Date:        August 11, 1995              /s/ Joseph R. Coppola
                                             Joseph R. Coppola
                                             Chairman and Chief Executive
                                             Officer






   Date:        August 11, 1995              /s/ Richard C. Kleinfeldt
                                             Richard C. Kleinfeldt
                                             Vice-President - Finance and
                                             Secretary (Chief Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.           Exhibit Description

       2.1 Stock Purchase Agreement by and among Giddings & Lewis, Inc., Bike Corp., Fadal Engineering Company, Inc.,
                  David E. de Caussin and Myrtle Rosalie de Caussin, trustees of the David and Myrtle de Caussin Family Trust - 1988, and Larry F. de Caussin and Elsie Margaret de Caussin, trustees of the Larry and Elsie de Caussin Family Trust - 1988, dated as of April 24, 1995 [Incorporated by reference to
                  Exhibit 2.1 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

       2.2 Agreement of Purchase and Sale by and between Giddings & Lewis, Inc., Bike Corp. and 20701 Plummer Street, Ltd., dated as of April 24, 1995 [Incorporated by reference to Exhibit 2.2 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

       4.1 Amendment No. 2 and Consent to Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH,
                  Giddings & Lewis, Ltd. and the Institutions from time to time party thereto as Agent and Lenders, dated as of April 24, 1995 [Incorporated by reference to Exhibit 4.3 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

       4.2 Credit Agreement among Giddings & Lewis, Inc., the Institutions from time to time party thereto as Lenders and Citibank, N.A., as Agent, dated as of April 24, 1995 [Incorporated by reference to Exhibit 4.4 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated as of April 24, 1995]

       27         Financial Data Schedule