Form 10-Q
period 1995-10-01
GIDDINGS & LEWIS INC /WI/
filed 1995-11-13
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended October 1, 1995

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

   Common Stock Outstanding as of October 1, 1995:  34,422,043 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                        For Quarter Ended October 1, 1995

                                                                         Page

   PART I. Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flows         4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes
                       in Shareholders' Equity                              6

                    Notes to Condensed Consolidated Financial
                      Statements                                        7 - 9

           Item 2.  Management's Discussion and Analysis of
                      Results of Operations and Financial
                      Condition                                       10 - 12


   PART II.     Other Information

           Item 6.  Exhibits and Reports on Form 8-K                  13 - 14

           Signatures                                                      15

           Exhibit Index                                                   16

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)
                                      Three months ended         Nine months ended
                                     Oct. 1,      Oct. 2,      Oct. 1,      Oct. 2,
                                      1995         1994         1995         1994

   Net sales                         $ 195,921   $ 166,100     $ 521,622   $ 433,935

   Costs and expenses:

      Cost of sales                    153,663     131,476       409,860     340,185

      Selling, general and
         administrative expenses        18,601      15,526        48,749      43,522

      Depreciation and amortization      5,867       3,870        15,226      12,054
                                      --------    --------     ---------    --------
   Total operating expenses            178,131     150,872       473,835     395,761
                                      --------    --------     ---------    --------
   Operating income                     17,790      15,228        47,787      38,174

   Interest (income)/expense, net        3,399        (138)        6,415        (757)

   Other (income)/expense                  253        (468)          115        (404)
                                      --------    --------      --------    --------
   Income before provision
      for income taxes                  14,138      15,834        41,257      39,335

   Provision for income taxes            5,595       6,025        16,299      15,426
                                      --------    --------      --------    --------
   Net income                        $   8,543   $   9,809     $  24,958   $  23,909
                                      ========    ========      ========    ========
   Per common share amounts:

       Net income                    $     .25   $     .29     $     .73   $     .70
                                      ========    ========      ========    ========
       Dividends declared            $     .03   $     .03     $     .09   $     .09
                                      ========    ========      ========    ========

   Average number of common
      shares outstanding            34,409,742  34,290,599    34,390,048  34,280,033


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                          Three months ended       Nine months ended
                                          Oct. 1,    Oct. 2,      Oct. 1,      Oct. 2,
                                           1995       1994         1995         1994

   Operating activities:
      Net income                        $   8,543  $   9,809    $  24,958    $  23,909
      Adjustments to reconcile net
      income to net cash provided
      (used) by operating activities:
        Depreciation and amortization       5,867      3,870       15,226       12,054
        Net changes in working capital
             items, net of the effects
             of Fadal acquisition          (1,619)   (48,894)     (41,947)     (44,472)
        Other                              (7,719)       514       (8,701)      (2,035)
                                         --------   --------     --------     --------
   Net cash provided (used) by
      operating activities                  5,072    (34,701)     (10,464)     (10,544)
                                         --------   --------     --------     --------
   Investing activities:
      Purchase of Fadal Engineering
        Company, Inc.                           -          -     (179,579)           -
      Additions to property, plant,
        and equipment                      (3,907)    (3,871)     (11,194)     (12,445)
      Other                                  (901)        97          347        3,587
                                         --------   --------     --------     --------
   Net cash used by investing
    activities                             (4,808)    (3,774)    (190,426)      (8,858)

   Financing activities:
      Proceeds from draws on line of
        credit                             41,000          -      320,938            -
      Repayments under lines of credit   (137,168)         -     (233,168)           -
      Proceeds from sale of debt
        securities                        100,000          -      100,000            -
      Payment for debt issue costs         (1,151)         -       (1,151)           -
      Proceeds from stock options
        exercised                               -         32            -          488
      Cash dividends                       (1,033)    (1,030)      (3,097)      (3,087)
      Payment for redemption of
        preferred share purchase
        rights                               (172)         -         (172)           -
                                         --------   --------     --------     --------
   Net cash provided (used) by
      financing activities                  1,476       (998)     183,350       (2,599)
                                         --------   --------     --------     --------
   Effect of exchange rate
      changes on cash                         165      1,316          323        3,546
                                         --------   --------     --------     --------
   Net increase (decrease) in cash
      and cash equivalents                  1,905    (38,157)     (17,217)     (18,455)

   Cash and cash equivalents -
      beginning of period                   4,950     73,579       24,072       53,877
                                        ---------   --------     --------     --------
   Cash and cash equivalents -
      end of period                    $    6,855  $  35,422    $   6,855    $  35,422
                                        =========   ========     ========     ========

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                               October 1,     December 31,
                                                   1995            1994

   ASSETS

      Current assets:
        Cash and cash equivalents                $  6,855      $ 24,072
        Accounts receivable                       372,002       343,881
        Inventories                               114,453        74,823
        Deferred income taxes                       9,455         9,455
        Other current assets                        6,398        10,923
                                                 --------      --------
           Total current assets                   509,163       463,154

      Fixed assets - net                          121,941       107,164
      Costs in excess of net acquired assets
        and other intangible assets               204,897        84,997
      Other assets                                 17,019        12,943
      Deferred income taxes                        18,513        18,968
                                                 --------      --------
           TOTAL ASSETS                          $871,533      $687,226
                                                 ========      ========

   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
        Notes payable                              87,770             -
        Accounts payable                           53,382        76,562
        Accrued expenses and other liabilities     76,218        78,912
                                                 --------      --------
           Total current liabilities              217,370       155,474

      Long-term debt                              100,000             -
      Long-term employee benefits and other
        long-term liabilities                      42,350        46,454
                                                 --------      --------
           Total liabilities                      359,720       201,928

      Contingencies

      Shareholders' equity:
        Class A preferred stock                         -             -
        Common stock                                3,442         3,429
        Capital in excess of par                  326,471       325,063
        Retained earnings                         180,318       158,457
        Cumulative translation adjustment           4,173           174
        Unamortized compensation expense           (2,591)       (1,825)
                                                 --------      --------
           Total shareholders' equity             511,813       485,298
                                                 --------      --------
           TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                $871,533      $687,226
                                                 ========      ========

                             See accompanying notes.

                                                       GIDDINGS & LEWIS, INC.

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                  NINE MONTHS ENDED OCTOBER 1, 1995

                                                (In Thousands, Except Share Amounts)

                                                             (Unaudited)


                                        Common Stock        Capital in                 Cumulative    Unamortized       Total
                                                             Excess of     Retained    Translation   Compensation  Shareholders'
                                     Shares      Amount         Par        Earnings    Adjustment       Expense        Equity

    Balance, December 31, 1994    34,294,404      $3,429       $325,063    $158,457        $  174        $(1,825)      $485,298

    Net stock awards and
      options                        127,639          13          1,386                                   (1,960)          (561)

    Tax benefit related to
      vesting of restricted
      stock                                                         194                                                     194

    Net income                                                               24,958                                      24,958

    Amortization of
      compensation expense                                                                                 1,194          1,194

    Cash dividends                                                           (3,097)                                     (3,097)

    Payment for redemption of
      preferred share
      purchase rights                                              (172)                                                   (172)

    Translation adjustment                                                                  3,999                         3,999

    Other                                  -           -              -           -             -              -              -
                                  ----------      ------       --------    --------        ------        -------       --------

    Balance, October 1, 1995      34,422,043      $3,442       $326,471    $180,318        $4,173        $(2,591)      $511,813
                                  ==========     =======       ========    ========        ======        =======       ========

                                     See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 OCTOBER 1, 1995

                                   (Unaudited)


   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the nature of a substantial portion of the Company's business (i.e., long-term and complex contracts), significant adjustments are sometimes required to reflect experience and other factors. Such adjustments are recorded as changes in estimates as part of the percentage-of-completion accounting in the period they became known. Operating results for the nine-month period ended October 1, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

      The Company is organized into four major operating groups: Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. The Automation Technology Group is responsible for the manufacture of cellular and smart manufacturing systems, automated standalone machine tools and machining centers, tooling and fixtures, and remanufacturing. The Integrated Automation Group produces assembly automation products and systems and flexible transfer lines. Programmable industrial computers, servo systems, controls, and measurement products are offered by the Automation Measurement and Control Group. The European Operations Group offers the Company's complete product lines through its sales, engineering, manufacturing, and service facilities in England and Germany.

   2.  Inventories
                                          October 1,    December 31,
                                             1995           1994
                                                (in thousands)
             Raw materials               $   47,095      $  37,166
             Work-in-process                 56,139         27,568
             Finished goods                  11,219         10,089
                                         ----------     ----------
                                         $  114,453     $   74,823
                                         ==========     ==========

   3.  Purchase of Fadal Engineering Company, Inc.

       On April 24, 1995, a wholly owned subsidiary of the Company acquired for $180,193,000 ($179,579,000 as adjusted for postclosing adjustments) (a) all of the issued and outstanding shares of capital stock of Fadal Engineering Company, Inc. (Fadal) and (b) the land and building used by Fadal and leased from a related partnership. To provide financing for the acquisition, the Company (a) entered into an unsecured $100 million revolving credit facility dated as of April 24, 1995 (the "1995 Credit Agreement") and (b) amended its unsecured $175 million revolving credit facility dated as of December 21, 1992 (the "1992 Credit Agreement"). The Company borrowed $61,579,000 under the 1995 Credit Agreement and $118,000,000 under the 1992 Credit Agreement to finance the acquisition. (See further discussion regarding debt financing below.) Approximately $120 million of the purchase price was allocated to cost in excess of net acquired assets and other intangible assets. Certain principals and other employees of Fadal entered into noncompetition and/or employment agreements in connection with the transaction. The operations of Fadal have been included in the Company's Automation Technology Group since the date of the acquisition. Details regarding the Fadal acquisition were previously reported by the Company in Current Reports on Form 8-K, dated as of April 24, 1995 and July 19, 1995, filed with the Securities and Exchange Commission.

       The proforma unaudited results of operations for the nine months ended October 1, 1995 and October 2, 1994, assuming consummation of the Fadal acquisition as of January 1, 1994, are as follows:


                                          Nine months ended

                                 October 1, 1995        October 2, 1994
                                (in thousands, except per share data)

       Net sales                    $  574,616           $  531,431

       Net income                       28,287               27,963

       Net income per common
        share                            $ .82                $ .82


   4.  Debt Financing

       On September 26, 1995, the Company agreed to sell $100,000,000 principal amount of its 7 1/2% Notes Due 2005 (the "Notes") in a public offering. The net proceeds from the sale of the Notes (approximately $98.9 million) were used to repay, in full, the remaining $47.0 million of borrowings under the 1995 Credit Agreement and the remaining net proceeds of $51.9 million were used to reduce borrowings under the 1992 Credit Agreement.

   5.  Contingencies

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

       The Company has established accruals ($10.3 million and $13.8 million at October 1, 1995 and December 31, 1994, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

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

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                 Results of Operations for the First Nine Months
                            of 1995 Compared to 1994


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period July 4, 1994 through October 1, 1995.


                      Oct. 2,     Dec. 31,      April 2,       July 2,      Oct. 1,
                       1994         1994          1995          1995         1995
                                             (In Thousands)
   Operating group:
   Automation
     Technology      $ 28,973     $ 40,116      $ 41,523     $ 76,765     $ 83,534
   Integrated
     Automation        94,705       91,226        91,420       64,884       39,091
   European
     Operations        12,141        8,759         8,680       27,459       24,470
   Automation
     Measurement
     and Control       16,964       17,948        17,741       19,364       14,698
                     --------     --------      --------     --------     --------
   Consolidated
     bookings        $152,783     $158,049      $159,364     $188,472     $161,793
                     ========     ========      ========     ========     ========
   Consolidated
     backlog         $449,969     $422,172      $430,121     $478,324     $442,507
                     ========     ========      ========     ========     ========


   Bookings in the first nine months of 1995 were $509.6 million compared to bookings in the first nine months of 1994 of $491.4 million. Automation Technology bookings of $201.8 million in the first nine months of 1995 increased 117.6% from $92.7 million in the comparable period of 1994 primarily as a result of the acquisition of Fadal in April 1995 and the demand for the new RAM machining centers which were introduced in the second half of 1994. Integrated Automation bookings in the first nine months totalled $195.4 million, a 40.1% decrease from the year earlier period of $326.2 million due to the timing of order placement for large automotive contracts. The domestic automotive sector continues to be a major source for new orders for this group. Although European Operations bookings increased 152.0% from a very low $24.1 million in the first nine months of 1994 to $60.6 million in the first nine months of 1995, the Company continues to monitor the outlook for bookings, relative to capacity, at its German operation. Automation Measurement and Control bookings of $51.8 million for the first nine months of 1995 increased 6.9% over the comparable 1994 period bookings of $48.4 million. Much of this increase was attributed to orders from the domestic automotive industry.


   Bookings in the third quarter of 1995 were $161.8 million compared to bookings in the third quarter of 1994 of $152.8 million. Automation Technology bookings were $83.5 million in the third quarter of 1995, an increase of 188.3% from $29.0 in the third quarter of 1994. Integrated Automation bookings of $39.1 million in the third quarter of 1995 decreased 58.7% from $94.7 million in the third quarter of 1994. European Operations bookings increased 101.5% from $12.1 million in the third quarter 1994 to $24.5 million in the third quarter of 1995. Automation Measurement and Control bookings of $14.7 million for the third quarter of 1995 decreased 13.4% from $17.0 million in the third quarter of 1994. The reasons for the fluctuations in third quarter bookings (1995 vs. 1994) are essentially the same as those noted in the previous paragraph relating to the nine-month results, except for Automation Measurement and Control Group which experienced a general decline in bookings in the third quarter of 1995 compared to the prior year period.

   Consolidated net sales in the first nine months of 1995 totalled $521.6 million compared to $433.9 million in the year earlier period. The increase in net sales was related to the strong bookings in first half of 1994 and the addition of Fadal in April 1995. Net sales for Automation Technology of $202.9 million increased 61.3% from $125.8 million in the year earlier period. Integrated Automation net sales of $201.2 million increased 13.7% from $176.9 million. European Operations sales in the first nine months of 1995 were $63.7 million, a decrease of 25.6% from $85.7 million in the year earlier period as certain major automotive contracts near completion. Automation Measurement and Control net sales increased 18.1% to $53.8 million in the 1995 period compared to $45.5 million in the 1994 period.

   Consolidated net sales increased from $166.1 million in the third quarter of 1994 to $195.9 million in the third quarter of 1995. In the third quarter of 1995, Automation Technology net sales totalled $91.9 million compared to $41.0 million in the year earlier period. Integrated Automation net sales of $66.8 million in the third quarter of 1995 decreased from $75.0 million in the comparable 1994 period. European Operations net sales in the third quarter of 1995 were $19.3 million, a 43.7% decrease from 1994 third quarter net sales of $34.3 million. Net sales for the Automation Measurement and Control group were $17.9 million in the third quarter of 1995 compared to $15.8 million in the year earlier period.

   The consolidated gross margin percentages (before depreciation and amortization) for the first nine months and the third quarter of 1995 were 21.4% and 21.6%, respectively, as compared to 21.6% and 20.8% for the comparable 1994 periods. The increase in the gross margin percentage in the third quarter 1995 was primarily due to the benefit from the inclusion of Fadal, offset by higher than expected development costs related to the introduction of RAM machining centers at Automation Technology and excess program costs on certain contracts at Integrated Automation, all of which are expected to impact fourth quarter 1995 margins as well.

   Selling, general, and administrative expenses (before depreciation and amortization) decreased as a percentage of sales to 9.3% in the first nine months of 1995 from 10.0% in the year earlier period, and increased to 9.5% for the third quarter of 1995 from 9.3% in the third quarter of 1994. The improvement in the first nine months of 1995 over the comparable period in 1994 is largely due to the favorable settlement associated with the successful defense of a patent infringement case in the second quarter of 1995.

   Net interest (income)/expense for the first nine months and third quarter of 1995 of $6.4 million and $3.4 million, respectively, increased from ($.8) million and ($.1) million, respectively, in the comparable 1994 periods. The increase in net interest expense is mainly attributable to increased borrowings resulting from the acquisition of Fadal.

   The provision for income taxes of $16.3 million and $5.6 million for the first nine months and third quarter of 1995, respectively, is based on the estimated annual effective tax rate for 1995. The Company's effective tax rate for the first nine months of 1995 amounted to 39.5% as compared to 39.2% for the year earlier period.

   Liquidity and Capital Resources at October 1, 1995

   On October 1, 1995, the Company had $6.9 million of cash and cash equivalents on hand which was a decrease of $17.2 million from the balance on hand at the beginning of the year. For the first nine months of 1995, operating activities used $10.5 million of cash. Cash used by working capital changes totaled $41.9 million due primarily to the build up of inventory of contracts in progress and the decrease in accounts payable. Investing activities used $190.4 million for the first nine months which included $179.6 million for the purchase of Fadal and $11.2 million in capital expenditures. Financing activities provided cash of $183.4 million which included proceeds from draws on lines of credit of $320.9 million along with $98.9 million of net proceeds from the sale of the Company's 7 1/2% Notes less repayments under lines of credit of $233.2 million and payments for dividends and the redemption of preferred share purchase rights totalling $3.1 million. Approximately $98.9 million of the proceeds from the sale of the Notes was used to repay borrowings under the lines of credit. See Note 4 of Notes to Condensed Consolidated Financial Statements.

   The Company believes its cash flows from operations and funds available from existing or anticipated borrowing arrangements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                 October 1, 1995


   Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits

                  3.1 Articles of Amendment relating to Class A Preferred
                      Stock, Series B, of Giddings & Lewis, Inc.

                  3.2 Restated Articles of Incorporation of
                      Giddings & Lewis, Inc., as amended to date.

                  4.1 Indenture between Giddings & Lewis, Inc. and Firstar
                      Trust Company, as Trustee, dated as of August 7, 1995 [Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Giddings & Lewis, Inc.'s Registration Statement on Form S-3 (Registration No. 33-61237)]

                  4.2 Officer's Certificate, dated as of September 26, 1995, relating to Giddings & Lewis, Inc.'s 7 1/2% Notes due 2005 [Incorporated by reference to Exhibit 4 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated September 26, 1995]

                  4.3 Rights Agreement, dated as of August 23, 1995, between
                      Giddings & Lewis, Inc. and Firstar Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated August 23, 1995]

                  27  Financial Data Schedule

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

                  The Company filed a Current Report on Form 8-K, dated August 23, 1995, under Items 5 and 7 to report the declaration of a dividend of preferred share purchase rights in connection with the execution and delivery of a new Rights Agreement between the Company and Firstar Trust Company. The Company also reported its decision to redeem the existing preferred share purchase rights.

                  The Company filed a Current Report on Form 8-K, dated September 26, 1995, under Items 5 and 7 to report entering into an agreement to sell $100,000,000 principal amount of the Company's 7 1/2% Notes due 2005 in a public offering.

                                   Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Giddings & Lewis, Inc.

   Date:        November 13, 1995            /s/ Joseph R. Coppola
                                             Joseph R. Coppola
                                             Chairman and Chief Executive
                                             Officer



   Date:        November 13, 1995            /s/ Richard C. Kleinfeldt
                                             Richard C. Kleinfeldt
                                             Vice-President - Finance and
                                             Secretary (Chief Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.           Exhibit Description

       3.1 Articles of Amendment relating to Class A Preferred Stock, Series B, of Giddings & Lewis, Inc.

       3.2 Restated Articles of Incorporation of Giddings & Lewis, Inc., as amended to date.

       4.1 Indenture between Giddings & Lewis, Inc. and Firstar Trust Company, as Trustee, dated as of August 7, 1995
                 [Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Giddings & Lewis, Inc.'s Registration Statement on Form S-3 (Registration No. 33-61237)]

       4.2 Officer's Certificate, dated as of September 26, 1995, relating to Giddings & Lewis, Inc.'s 7 1/2% Notes due 2005 [Incorporated by reference to Exhibit 4 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated September 26, 1995]

       4.3 Rights Agreement, dated as of August 23, 1995, between Giddings & Lewis, Inc. and Firstar Trust Company, as Rights Agent [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated August 23, 1995]

       27        Financial Data Schedule