Form 10-K405
period 1995-12-31
GIDDINGS & LEWIS INC /WI/
filed 1996-03-15
CIK 851588

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1995

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the voting stock held by nonaffiliates of the registrant at March 8, 1996:
   $584,492,082.

   Number of shares of the registrant's common stock outstanding at March 8, 1996: 34,583,373 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   (1) Annual Report to Shareholders for the year ended December 31, 1995 (incorporated by reference into Parts I, II and IV)

   (2) Proxy Statement for 1996 Annual Meeting of Shareholders (to be filed with the Commission under Regulation 14A within 120 days after the end of the registrant's fiscal year and, upon such filing, to be incorporated by reference into Part III)

                                     PART I


   Item 1.   Business

   General

             Giddings & Lewis, Inc. (the "Company") is a leading global designer and producer of highly-engineered, high-precision, industrial automation systems, including automated machine tools, smart manufacturing systems, flexible transfer lines, assembly automation systems, measuring systems, industrial controls, and related products and services. The Company's products are supplied primarily to the automotive, construction, aerospace, defense, appliance, energy and electronics industries and are manufactured at the Company's thirteen facilities located in the United States, Canada, England and Germany.

             The Giddings & Lewis name has been continuously present in the Company's domestic markets for over 100 years. The Company was a public company from 1937 until 1982, when its businesses were acquired by United Dominion Industries, Inc. ("United Dominion"). In July 1989, United Dominion sold its interest in the Company through a public offering. On October 31, 1991, the Company acquired Cross & Trecker Corporation
   ("Cross & Trecker"), a manufacturer of machine tools and related factory equipment. The acquisition was accounted for as a purchase and the operations of Cross & Trecker have been included in the Company's financial statements since the date of acquisition. On April 24, 1995, the Company acquired through a wholly owned subsidiary all of the issued and outstanding shares of capital stock of Fadal Engineering Company, Inc. ("Fadal") and the land and building in Chatsworth, California used by Fadal in the operation of its business. The net cash consideration paid by the Company in this transaction was $179,579,000, which amount includes $1,550,000 of direct acquisition costs. The acquisition was accounted for as a purchase and the operations of Fadal have been included in the Company's financial statements since the date of acquisition. The operations of Fadal are included in the Company's Automation Technology Group.

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

             The Company operates in a single business segment, industrial automation products, and is organized into four major operating groups:
   Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. Net sales attributed to each of the Company's operating groups for each of the last three years are shown in the following table:

                                                     Revenue by Operating Group
                                                           (in thousands)
                                                       Year Ended December 31,
                                        1995                       1994             1993

    Operating Group              Amount    % of Total    Amount   % of Total    Amount     % of Total

    Automation Technology        $293,872      40.2%    $162,895       26.3%   $168,662         32.6%
    Integrated Automation         277,637      38.0      267,778       43.2     195,032         37.7
    Automation Measurement
      and Control                  71,171       9.8       62,213       10.0      56,347         10.9
    European Operations            87,872      12.0      126,585       20.5      97,421         18.8
                                  -------     -----      -------      -----    --------        -----
              Total              $730,552     100.0%    $619,471      100.0%   $517,462        100.0%
                                  =======    ======      =======      =====     =======        =====

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

   Automation Technology. The Company's automation technology product line consists of highly-engineered, high-precision, computer numerically controlled machine tools and associated products and services. Revenues from this product line were 41.2%, 32.0% and 35.6% of total revenues for 1995, 1994 and 1993, respectively. The following are the most significant products in this product line:

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

             With the exception of the Fadal product line, substantially all of the Company's major machine tools and fixtures are custom engineered to meet specific customer requirements and, accordingly, have a high engineering component in their selling prices. Although these products are produced in a variety of sizes, the historic focus and strength of this product line has been large, highly-engineered, high-precision metal-cutting machine tools such as those used to manufacture major parts for jet engines and construction equipment. Trading on the Company's name and reputation, these products occupy the premium-priced segment of the market. Fadal's product line includes eleven models of small computer numerically controlled vertical machining centers for use in industrial machine shops. The Company produces the majority of the computer numerical controls and related software incorporated into its products. The Company's cutting tools and drill point grinders are primarily sold to standard specifications.

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

             Standalone machines have historically dominated the Company's machine tool sales, accounting for approximately 65%, 37% and 48% of automation technology product line revenues in 1995, 1994 and 1993, respectively. Cellular and flexible manufacturing systems accounted for approximately 5%, 21% and 14% of automation technology product line revenues in the same respective years. Included in such cellular and flexible manufacturing percentages is a certain volume of standalone sales to customers which create or enlarge machining cells by integrating the new machines with existing machines.

             The Company's revenues from post-sale services and parts are primarily associated with its automation technology product line. Services include training, maintenance, repair, remanufacturing and retrofitting, and accounted for approximately 23%, 33% and 32% of automation technology product line sales in 1995, 1994 and 1993, respectively. Sales of such services and parts are at higher gross margins than the machine tools themselves and have historically been less sensitive to industry cyclicality than the sale of new equipment.

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

   Integrated Automation. The Company engineers, manufactures and sells flexible transfer lines, flexible machining systems and special machining systems. The Company is also a leading domestic designer and manufacturer of custom automated assembly systems, including dials, synchronous and non-synchronous transport systems and special handling, testing and measuring systems and complete multi-unit automatic production systems. These products are for use in the automotive industry, as well as the major appliance and other high volume industries. Integrated automation product line revenues for 1995, 1994 and 1993 accounted for 49.9%, 57.9% and 53.5%, respectively, of total revenues for the Company.

             The Company's flexible transfer lines are a combination of individual work stations arranged in the required sequence, connected by work transfer devices and integrated with interlocked controls. All types of machining operations, such as drilling, tapping, reaming, boring and milling are efficiently and economically combined on transfer machines. Dial, rotary, in-line and pallet-type are among the different types of flexible transfer line equipment supplied by the Company. Flexible transfer lines have traditionally been used in the automotive industry for producing identical components at high production rates with minimal manual part handling and are applicable to other industries with high volume requirements. Flexible transfer lines accounted for approximately 63.9%, 65.9% and 64.2% of integrated automation product line revenues in 1995, 1994 and 1993, respectively.

             The Company's automated assembly systems are used to assemble a variety of products, including automotive airbags, household appliances, wing spars for commercial airlines, and automotive engines and transmissions. The nonsynchronous assembly systems are used to integrate independent self-powered assembly stations with a continuous conveyor line and consist of three principal types of stations: manual stations, which only require that a part be placed on a pallet; dedicated stations, which perform multiple actions on a family of parts; and robotic stations, which can be programmed to perform many functions on a number of parts.
   Robotics incorporated in the Company's automated assembly systems are not produced by the Company. Each automated assembly system is custom engineered by the Company to meet a customer's specific requirements, with standardized components normally accounting for only 10% to 15% of any system. Automated assembly systems accounted for approximately 22.4%, 27.2% and 23.1% of integrated automation product line revenues in 1995, 1994 and 1993, respectively.

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

   Automation Measurement and Control. The Company designs and manufactures a comprehensive line of dimensional measurement products. These include coordinate measurement machines, gaging products and metrological instruments. The Company is a leader in the implementation of flexible measurement systems, which can be supplied either on a standalone basis or as an integral part of manufacturing systems. The Company also provides a wide range of services, including gage certification services. In addition, the Company supplies a broad range of industrial control products, including programmable industrial computers, computer numerical controls, servo drive systems, operator interface systems and specialized software solutions. These products are designed for use both with the Company's products and the products of other manufacturers. Automation measurement and control product line revenues were 8.9%, 10.1% and 10.9% of total revenues for the Company in 1995, 1994 and 1993, respectively.

   Customers, Sales, and Distribution

             The Company's products and manufacturing systems are sold primarily to the automotive, construction, aerospace, defense, appliance, energy and electronics industries. Typically, the ten largest customers are large multi-national companies that account for approximately 50% to 60% of the Company's total sales, although the composition of these customers varies from year to year. One customer, Ford Motor Company, accounted for approximately 6.3%, 15.9% and 29.7% of the Company's sales in 1995, 1994 and 1993, respectively. For the same periods, Chrysler Corporation accounted for approximately 23.2%, 14.2% and 4.4% of sales, respectively.

             A network of sales representatives/distributors is used to sell the Company's products on a worldwide basis. The sales representative/distributor network is assisted and supervised by Company sales managers located in key market areas. The Company's direct sales force is paid a salary plus commission and its distributors are paid on a commission-only basis.

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

   Manufacturing Capacity

             The Company manufactures its products at thirteen facilities with its primary facilities located in Fond du Lac and Janesville, Wisconsin; Fraser and Port Huron, Michigan; Dayton, Ohio; Chatsworth, California; Knowsley, England; and Wendlingen, Germany. The Fond du Lac facility currently operates three shifts a day, five days a week. The Janesville facility is currently operating three shifts, six days a week. The Fraser and Port Huron facilities are currently operating two shifts a day, six days a week. The Dayton facility is currently operating three shifts, five days a week. The Chatsworth facility is currently operating two shifts, six days a week. The Knowsley and Wendlingen facilities are currently operating two shifts a day, five days a week. Overtime charges at the Company's facilities are not material.

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

   Research, Development and Custom Engineering

             As of December 31, 1995, the Company had 48 employees in its engineering departments engaged, wholly or partly, in activities relating to Company-sponsored research, 37 of whom have college engineering degrees. Another 450 employees were actively involved in product development, custom engineering and software development. Of these, 172 have college degrees in engineering. A summary of research and product development expenditures for the last three years is shown in the following table:

         Research, Development and Custom Engineering Expenditures
                              (in thousands)

                                           1995      1994       1993
    Research and development expense
    pertaining to new products or
    significant improvements to
    existing products . . . . . . . .    $ 3,183    $ 3,857   $ 4,064

    All other product development and
    engineering expenditures related
    to ongoing refinements,
    improvements of existing products,
    and custom engineering  . . . . .     57,212     63,541    53,349
                                          ------     ------    ------
    Total expenditures for research,
    product development, and
    engineering . . . . . . . . . . .    $60,395    $67,398   $57,413
                                          ======     ======    ======


   Employees

             As of December 31, 1995, the Company had 3,967 employees, of whom 2,106 were hourly employees and 1,861 were salaried employees. At the Company's Dayton, Ohio facility, 104 employees are covered by a collective bargaining agreement expiring in June 1996. Also, at the facility in Tecumseh, Canada, 16 employees are covered by a collective bargaining agreement expiring in September 1996. The Company's remaining collective bargaining agreements expire at various times from 1997 through 1998. The Company considers its employee relations to be good.

   Executive Officers

             The following table sets forth certain information, as of March 1, 1996, regarding the executive officers of the Company. All executive officers serve at the pleasure of the Board of Directors.

             Name            Age                 Position


    Joseph R. Coppola         65    Chairman, Chief Executive Officer
                                    and Director

    Richard C. Kleinfeldt     54    Vice President - Finance,
                                    Secretary and Director
    Heinz G. Anders           62    Group Vice President and General
                                    Manager-European Operations

    Douglas E. Barnett        36    Vice President and Corporate
                                    Controller
    Carmine F. Bosco          49    Group Vice President and General
                                    Manager - Automation Measurement
                                    and Control Group

             Name            Age                 Position


    Philip N. Ciarlo          44    Group Vice President and General
                                    Manager - Integrated Automation
                                    Group
    Todd A. Dillmann          40    Corporate Counsel and Assistant
                                    Secretary

    Robert N. Kelley          45    Vice President - Administration

    Michael R. Melzer         50    Treasurer

    Stephen M. Peterson       46    Group Vice President and General
                                    Manager - Fadal Engineering
                                    Company, Inc.

    James B. Simon            54    Group Vice President and General
                                    Manager - Automation Technology
                                    Group


   Joseph R. Coppola has served as Chairman of the Board and Chief Executive Officer of the Company since July 1993. From 1983 to 1993, Mr. Coppola was Senior Vice President of Manufacturing Services for Cooper Industries, Inc.

   Richard C. Kleinfeldt has served as Vice President-Finance of the Company since May 1989 and as Secretary since July 1989. Mr. Kleinfeldt has been employed by the Company since 1964.

   Heinz G. Anders has served as Group Vice President and General Manager of the Company's European Operations since February 1994. From 1981 until assuming his current position, Mr. Anders was Managing Director for Deutsche Gardner-Denver GmbH & Co. in Westhausen, Germany.

   Douglas E. Barnett has served as Vice President and Corporate Controller since January 1996. Prior thereto, Mr. Barnett had been Treasurer of the Company since February 1991. Prior to joining the Company in 1991, Mr. Barnett had been an investment banker with The First Boston Corporation since 1989.

   Carmine F. Bosco has served as Group Vice President and General Manager - Automation Measurement and Control since joining the Company in June 1995. Prior thereto he spent twenty years working for Ingersoll-Rand Company where he served as Vice President and General Manager of the Aro Fluid Products division since 1990.

   Philip N. Ciarlo has served as Group Vice President and General Manager - Integrated Automation since December 1995. Prior thereto he served as Vice President and General Manager of the Company's Assembly Automation Operations from June 1994 to December 1995. Prior to joining the Company in June 1994, Mr. Ciarlo was Manager Plant Operations for Martin Marietta from April 1993 to June 1994. He served in various management positions with General Electric Corporation for twenty years prior to that.

   Todd A. Dillmann has served as Corporate Counsel and Assistant Secretary of the Company since January 1, 1995 and as Corporate Counsel since November 1, 1991. Prior to that he was Director of Legal Services for Kearney & Trecker Corporation.

   Robert N. Kelley has served as Vice President - Administration of the Company since July 1991. Prior thereto, Mr. Kelley was Vice President of Human Resources and Administration of Premier Refractories & Chemicals, Inc. since June 1989.

   Michael R. Melzer has served as Treasurer of the Company since January 1996. Prior thereto he served as Vice President of Financial Services of the Company since September 1993. From February 1993 until August 1993, Mr. Melzer served as Vice President of Technical Services - Automation Technology. From November 1991 until January 1993, Mr. Melzer served as Vice President - West Allis Operations for the Automation Technology Group. Prior to the Company's acquisition of Cross & Trecker in 1991, Mr. Melzer had served in various financial and operations positions with Kearney & Trecker Corporation.

   Stephen M. Peterson has served as Group Vice President and General Manager
   - Fadal Engineering Company, Inc. since May 1995. Prior thereto he served as Vice President - Worldwide Sales of the Company since December 1990.
   He has been an employee of the Company since 1969.

   James B. Simon has served as Group Vice President - Automation Technology since December 1994 and prior thereto Mr. Simon had been Vice President - Engineering/Total Quality of the Company since 1989. Mr. Simon has been an employee of the Company since 1965.

   Backlog

             Information about backlog is contained under "Management's Discussion and Analysis" on pages 14 to 18 of the Company's 1995 Annual Report to Shareholders and such information is hereby incorporated herein by reference. In some instances involving automotive customers, bookings are awarded and included in the backlog with the formal purchase orders obtained at a later time. Such practice is standard in the industry and the Company has historically experienced no significant cancellation of such bookings. At December 31, 1995, these bookings amounted to $14 million.

   Foreign Operations and Export Sales

             Information about the Company's foreign operations and export sales is contained in Note 11 of Notes to Consolidated Financial Statements on page 33 of the Company's 1995 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

   Environmental Matters

             The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly affect its competitive position, capital spending or earnings during 1996. For further information on environmental matters, see Item 3 of this Annual Report on Form 10-K.

   Item 2.   Properties

             The following table sets forth certain information, as of December 31, 1995, relating to the Company's principal facilities. See "Manufacturing Capacity." All of the real property listed is owned by the Company.

                                 Properties


                                       Approximate
                         Approximate    Floor Area
                          Land Area     in Square
    Location              in Acres        Feet          Principal Uses

    Chatsworth, CA           6.8         206,000    Design and manufacture
                                                    of automated machine
                                                    tools

    Fond du Lac, WI          24.3        457,000    General offices and
                                                    design and manufacture
                                                    of automated machine
                                                    tools, tools and
                                                    accessories

    Fond du Lac, WI          15.4        102,000    Design and manufacture
                                                    of computer-based
                                                    electronic control units
                                                    and production of
                                                    related software

    Janesville, WI           12.3        227,000    Design and manufacture
                                                    of automated assembly
                                                    systems

    Janesville, WI            5.5         82,000    Design and manufacture
                                                    of automated assembly
                                                    systems

    Dayton, OH               19.8        294,000    Design and manufacture
                                                    of measurement systems

    Fraser, MI               31.1        244,000    Design and manufacture
                                                    of machining systems

    Warren, MI               1.9          24,000    Manufacture of machine
                                                    components

    Port Huron, MI           12.5        143,000    Design and manufacture
                                                    of special machine tools

                                       Approximate
                         Approximate    Floor Area
                          Land Area     in Square
    Location              in Acres        Feet          Principal Uses

    Menominee, MI            7.0         142,000    Manufacture of castings

    Tecumseh, Canada         9.0          70,000    Manufacture of machining
                                                    systems

    Wendlingen, Germany      11.5        257,000    Design and manufacture
                                                    of machining systems

    Knowsley, England        5.7         125,000    Design and manufacture
                                                    of machining systems

             The Company also owns one other facility with floor space of approximately 23,000 square feet. The Company is currently in the process of selling this facility.

   Item 3.   Litigation

             The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). These matters include a soil and water contamination matter at the Company's former West Allis, Wisconsin facility. In 1992, the Company was notified by the Wisconsin Department of Natural Resources ("WDNR") of contamination at the West Allis site. In 1994, the Company sold most of the site, including the manufacturing facility. The Company has made substantial progress on the implementation of a WDNR approved clean-up plan on the nine acre portion of the site that was not sold.

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

             In another matter, a Michigan Department of Natural Resources (now known as the Michigan Department of Environmental Quality) investigation into alleged environmental violations at the Company's Menominee, Michigan facility resulted in the issuance of criminal complaints against the Company and two of its employees in November 1994. The complaints, which are pending in Menominee County, Michigan district and circuit courts, generally focus on alleged releases of hazardous substances and the alleged illegal treatment and disposal of hazardous waste. In these actions, the State of Michigan is seeking, among other relief, monetary sanctions as specified by applicable law. Two civil lawsuits are also pending which seek unspecified damages based on allegations of improper disposal and emissions at this facility. The Company is vigorously defending itself against all charges and allegations. Information presently available to the Company does not enable it to reasonably quantify potential civil or criminal penalties, or remediation costs, if any, related to these matters.

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

   Item 4.   Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of shareholders during the quarter ended December 31, 1995.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

             The portion of page 18 under the caption "Market Prices and Dividends" which describes the market for the Company's Common Stock, $.10 par value, and Note 5 of Notes to Consolidated Financial Statements on pages 26 and 27 which describes restrictions on dividends and which are contained in the Company's 1995 Annual Report to Shareholders are hereby incorporated herein by reference in response to this Item.

   Item 6.   Selected Financial Data

             The information set forth in the table on page 13 of the Company's 1995 Annual Report to Shareholders under the caption "Five-Year Summary" is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The information set forth on pages 14 through 18 in the Company's 1995 Annual Report to Shareholders under the caption
   "Management's Discussion and Analysis" is hereby incorporated herein by reference in response to this Item.

   Item 8.   Financial Statements and Supplementary Data

             The consolidated statements of income, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1995, and the related consolidated balance sheets of the Company as of December 31, 1995 and 1994, together with the related notes thereto and the report of independent auditors, all set forth on pages 19 through 34 of the Company's 1995 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

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

                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

             Pursuant to Instruction G, the information required by this Item with respect to directors and Section 16 compliance is hereby incorporated herein by reference from the information under the captions entitled "Election of Directors" and "Miscellaneous-Other Matters" set forth in the Company's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders ("Proxy Statement")*. Information with respect to the executive officers of the Company appears in Part I, pages 9 through 11, of this Annual Report on Form 10-K.

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

   Item 13.  Certain Relationships and Related Transactions

             Pursuant to Instruction G, the information required by this Item is hereby incorporated by reference herein from the information under the caption entitled "Election of Directors" set forth in the Proxy Statement.

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

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1996.


                                      GIDDINGS & LEWIS, INC.



                                      By  /s/ Joseph R. Coppola
                                           Joseph R. Coppola
                                           Chairman and Chief Executive
                                           Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1996.

             Name                               Title


   /s/ Joseph R. Coppola                   Chairman, Chief Executive
   Joseph R. Coppola                       Officer and Director
                                           (Principal Executive Officer)


   /s/ Richard C. Kleinfeldt               Vice President - Finance,
   Richard C. Kleinfeldt                   Secretary and Director
                                           (Principal Financial and
                                           Accounting Officer)

   /s/ Albert J. Baciocco, Jr.                       Director
   Albert J. Baciocco, Jr.


   /s/ John A. Becker                                Director
   John A. Becker


   /s/ Ruth M. Davis                                 Director
   Ruth M. Davis

             Name                               Title

   /s/ Clyde H. Folley                               Director
   Clyde H. Folley


   /s/ Benjamin F. Garmer, III                       Director
   Benjamin F. Garmer, III


   /s/ John W. Guffey, Jr.                           Director
   John W. Guffey, Jr.


   /s/ Ben R. Stuart                                 Director
   Ben R. Stuart

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULES

                                                       Page

                                                        Annual Report
                                          Form 10-K    to Shareholders

    Consolidated statements of income
    for each of the three years in the
    period ended December 31, 1995            -               19
    Consolidated statements of cash
    flows for each of the three years in
    the period ended December 31, 1995        -               20

    Consolidated balance sheets at
    December 31, 1995 and 1994                -               21
    Consolidated statements of changes
    in shareholders' equity for each of
    the three years in the period ended
    December 31, 1995                         -               22

    Notes to consolidated financial
    statements                                -             23-33

    Report of Independent Auditors            -               34
    Consolidated financial statement
    schedule:

             II -  Valuation and
                   qualifying accounts        20              -


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

                                                                  Schedule II

                             GIDDINGS & LEWIS, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                  Years ended December 31, 1995, 1994 and 1993
                                 (in thousands)


                                                                    Balance
                              Balance at  Additions                   at
                             beginning    charged to                end of
    Classification            of year       expense   Deductions     year

    Receivables - Allowance
     for doubtful accounts:

         1995                  $  922      $  999     $    (85)    $1,836

         1994                     973         172         (223)       922

         1993                   1,115         334         (476)       973

    Inventories - Allowance
     for obsolescence and
     loss:

         1995                  $7,378      $2,913      $(2,815)    $7,476

         1994                   5,900       2,553       (1,075)     7,378

         1993                   5,003       2,730       (1,833)     5,900

                                INDEX TO EXHIBITS


    Exhibit No.                   Exhibit Description

    (2.1) Stock Purchase Agreement by and among Giddings & Lewis, Inc., Bike Corp., Fadal Engineering Company, Inc., David E. de Caussin and Myrtle Rosalie de Caussin, trustees of the David and Myrtle de Caussin Family Trust - 1988, and Larry F. de Caussin and Elsie Margaret de Caussin, trustees of the Larry and Elsie de Caussin Family Trust - 1988, dated as of April 24, 1995 [Incorporated by reference to Exhibit
                 2.1 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated April 24, 1995]

    (2.2) Agreement of Purchase and Sale by and between Giddings & Lewis, Inc., Bike Corp. and 20701 Plummer Street, Ltd., dated as of April 24, 1995
                 [Incorporated by reference to Exhibit 2.2 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated April 24, 1995]

    (3.1) Restated Articles of Incorporation of Giddings & Lewis, Inc., as amended to date [Incorporated by reference to Exhibit 3.2 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 1995]

    (3.2) By-Laws of Giddings & Lewis, Inc., as amended to date [Incorporated by reference to Exhibit 3.2 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 4, 1993]

    (4.1) Article IV of the Restated Articles of Incorporation of Giddings & Lewis, Inc., as amended to date
                 [Incorporated by reference to Exhibit 3.2 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 1995]

    (4.2) Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH, Giddings & Lewis AG, the Institutions from time to time party thereto as Lenders, the Institutions from time to time party thereto as Issuing Banks, Citicorp North America, Inc., as Agent, and Citicorp Investment Bank Limited, as London Agent, dated as of December 21, 1992. [Incorporated by reference to Exhibit 4.2 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1992]

    (4.3) Amendment to Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH, Giddings & Lewis Ltd., the Institutions from time to time party thereto as Lenders, the Institutions from time to time party thereto as Issuing Banks, Citicorp North America, Inc., as Retiring Agent, Citibank N.A., as Agent, Citicorp Investment Bank Limited, as Retiring London Agent, and Citibank International plc, as an Agent, dated as of December 21, 1994 [Incorporated by reference to Exhibit 4.3 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994]

    (4.4) Amendment No. 2 and Consent to Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH, Giddings & Lewis Ltd. and the Institutions from time to time party thereto as Agent and Lenders, dated as of April 24, 1995 [Incorporated by reference to
                 Exhibit 4.3 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated April 24, 1995]

    (4.5) Indenture between Giddings & Lewis, Inc. and Firstar Trust Company, as Trustee, dated as of August 7, 1995 [Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Giddings & Lewis, Inc.'s
                 Registration Statement on Form S-3 (Registration No.
                 33-61237)]

    (4.6)        Officer's Certificate, dated as of September 26,
                 1995, relating to Giddings & Lewis, Inc.'s 7-1/2% Notes due 2005 [Incorporated by reference to Exhibit 4 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated September 26, 1995]

    (4.7) Rights Agreement, dated as of August 23, 1995, between Giddings & Lewis, Inc. and Firstar Trust
                 Company [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated August 23, 1995]

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

    (10.5)* Form of Key Executive Employment and Severance Agreement (covering officers other than Joseph R. Coppola) [Incorporated by reference to Exhibit 10.5 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.6)* Employment Agreement, dated June 30, 1993, by and between Giddings & Lewis, Inc. and Joseph R. Coppola [Incorporated by reference to Exhibit 10.1 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993]

    (10.7)* Key Executive Employment and Severance Agreement, dated as of October 27, 1993, by and between Giddings & Lewis, Inc. and Joseph R. Coppola [Incorporated by reference to Exhibit 10.6 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993]

    (10.8)* Employment Agreement by and between Heinz Anders and Giddings & Lewis GmbH, dated as of January 12, 1994 [Incorporated by reference to Exhibit 10.8 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994]

    (10.9)*      Management Incentive Compensation Program
                 [Incorporated by reference to Exhibit 10.9 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

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

    (13) Portions of the 1995 Annual Report to Shareholders that are incorporated by reference herein

    (21)         List of Subsidiaries of Giddings & Lewis, Inc.

    (23)         Consent of Ernst & Young LLP

    (27)         Financial Data Schedule

    (99)         Proxy Statement for the 1996 Annual Meeting of
                 Shareholders

                 [The Proxy Statement for the 1996 Annual Meeting of Shareholders will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of the Company's fiscal year; except to the extent incorporated by reference, the Proxy Statement for the 1996 Annual Meeting of Shareholders shall not be deemed to be filed with the Securities and Exchange Commission as part of this Annual Report on Form 10-K]

   ____________
   *  A management contract or compensatory plan or arrangement.