Form 10-Q
period 1996-03-31
GIDDINGS & LEWIS INC /WI/
filed 1996-05-14
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended March 31, 1996

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

   Common Stock Outstanding as of March 31, 1996: 34,583,373 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                        For Quarter Ended March 31, 1996

                                                                         Page
   PART I. Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flows         4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes in
                       Shareholders' Equity                                 6

                    Notes to Condensed Consolidated Financial
                       Statements                                       7 - 9

           Item 2.  Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                      10 - 11

   PART II.     Other Information

           Item 6.  Exhibits and Reports on Form 8-K                       12

           Signatures                                                      13

           Exhibit Index                                                   14

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                                  Three months ended
                                                 March 31,     April 2,
                                                    1996         1995

   Net sales                                      $192,420     $154,576

   Costs and expenses:

        Cost of sales                              149,725      122,862

        Selling, general and
           administrative expenses                  20,404       15,583

        Depreciation and amortization                5,480        4,182
                                                   -------      -------
   Total operating expenses                        175,609      142,627
                                                   -------      -------
   Operating income                                 16,811       11,949

   Interest expense, net                             2,254          290

   Other income                                       (108)         (31)
                                                   -------      -------
   Income before provision for income taxes         14,665       11,690

   Provision for income taxes                        4,248        4,594
                                                   -------      -------
   Net income                                     $ 10,417     $  7,096
                                                  ========     ========
   Per common share amounts:

      Net income                                  $    .30     $    .21
                                                  ========     ========
      Dividends declared                          $    .03     $    .03
                                                  ========     ========

   Average number of common shares outstanding  34,526,964   34,363,937

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                    Three months ended
                                                  March 31,     April 2,
                                                    1996         1995
   Operating activities:

     Net income                                   $ 10,417     $  7,096

     Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:

        Depreciation and amortization                5,480        4,182

        Net changes in working capital items
                                                   (18,784)     (57,452)

        Other                                        3,488       (1,119)
                                                   -------      -------
   Net cash provided (used) by
     operating activities                              601      (47,293)
                                                   -------      -------
   Investing activities:

        Additions to property, plant,
          and equipment                             (5,564)      (3,357)

        Other                                          164          933
                                                   -------      -------
   Net cash used by investing activities            (5,400)      (2,424)
                                                   -------      -------
   Financing activities:

        Proceeds from draws on line of credit       45,467       55,000

        Repayments under line of credit            (47,000)     (19,000)

       Cash dividends                               (1,038)      (1,032)
                                                   -------      -------
   Net cash (used) provided by
     financing activities                           (2,571)      34,968
                                                   -------      -------
   Effect of exchange rate changes
     on cash                                           245          872
                                                   -------      -------
   Net decrease in cash and cash equivalents
                                                    (7,125)     (13,877)
   Cash and cash equivalents - beginning
     of period                                      14,216       24,072
                                                   -------      -------
   Cash and cash equivalents - end
     of period                                    $  7,091     $ 10,195
                                                  ========     ========

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                    March 31,    December 31,
                                                       1996          1995
   ASSETS
      Current assets:
           Cash and cash equivalents                 $  7,091      $ 14,216
           Accounts receivable                        353,370       350,593
           Inventories                                105,562       102,281
           Deferred income taxes                        4,776         4,776
           Other current assets                         5,619         5,921
                                                      -------       -------
                Total current assets                  476,418       477,787

      Fixed assets - net                              113,099       111,382
      Costs in excess of net acquired assets          189,802       192,522
      Deferred income taxes                            19,700        19,700
      Other assets                                     15,189        16,200
                                                      -------       -------
                TOTAL ASSETS                         $814,208      $817,591
                                                     ========      ========
   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
           Notes payable                             $ 35,230      $ 36,763
           Accounts payable                            55,546        67,676
           Accrued expenses and other liabilities      78,314        77,888
                                                      -------       -------
                Total current liabilities             169,090       182,327

      Long-term debt                                  100,000       100,000
      Long-term employee benefits and other
        long-term liabilities                          43,610        42,723
                                                      -------       -------
                Total liabilities                     312,700       325,050

      Contingencies

      Shareholders' equity:
           Class A preferred stock                          -             -
           Common stock                                 3,458         3,442
           Capital in excess of par                   329,107       326,608
           Retained earnings                          170,162       160,783
           Cumulative translation adjustment            3,390         4,223
           Unamortized compensation expense            (4,609)       (2,515)
                                                      -------       -------
                Total shareholders' equity            501,508       492,541
                                                      -------       -------
                TOTAL LIABILITIES AND
                  SHAREHOLDERS' EQUITY               $814,208      $817,591
                                                     ========      ========

                             See accompanying notes.


                                                       GIDDINGS & LEWIS, INC.
                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                  Three Months Ended March 31, 1996
                                                (In Thousands, Except Share Amounts)
                                                             (Unaudited)

                                                                Capital in               Cumulative   Unamortized     Total
                                           Common Stock         Excess of     Retained   Translation  Compensation  Shareholders'
                                       Shares       Amount         Par        Earnings   Adjustment     Expense       Equity
   Balance, December 31, 1995        34,422,043     $ 3,442     $ 326,608     $160,783    $ 4,223      $ (2,515)     $ 492,541

   Net stock awards and options         161,330          16         2,403                                (2,508)           (89)

   Tax benefit related to
     vesting of restricted stock                                       96                                                   96

   Net income                                                                   10,417                                  10,417

   Amortization of compensation
     expense                                                                                                414            414

   Cash dividends                                                               (1,038)                                 (1,038)

   Translation adjustment                                                                    (833)                        (833)
                                     ----------     -------     ---------     --------    -------      --------      ---------
   Balance, March 31, 1996           34,583,373     $ 3,458     $ 329,107     $170,162    $ 3,390      $ (4,609)     $ 501,508
                                     ==========     =======     =========     ========    =======      ========      =========

                                                       See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

                                   (Unaudited)


   1.     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the nature of a substantial portion of the Company's business (i.e., long-term and complex contracts), significant adjustments are sometimes required to reflect experience and other factors. Such adjustments are recorded as changes in estimates as part of the percentage-of-completion accounting in the period they become known. Operating results for the three month period ended March
     31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further informa-tion, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The Company is organized into four major operating groups: Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. The Automation Technology Group is responsible for the manufacture of cellular and smart manufacturing systems, automated standalone machine tools and machining centers, tooling, fixtures, castings and remanufacturing. The Integrated Automation Group produces flexible transfer lines, flexible machining systems and assembly automation systems. Programmable industrial computers, servo systems, controls, and measurement products are offered by the Automation Measurement and Control Group. The European Operations Group offers most of the Company's product lines through its sales, engineering, manufacturing, and service facilities in England and Germany.

   2.     Inventories
                                    March 31,      December 31,
                                       1996            1995
                                          (in thousands)
             Raw materials         $   52,072      $   52,694
             Work-in-process           41,063          38,038
             Finished goods            12,427          11,549
                                   ----------      ----------
                                   $  105,562      $  102,281
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

     The Company has established accruals ($9.7 million and $10.0 million at March 31, 1996 and December 31, 1995, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

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

                           GIDDINGS & LEWIS, INC.

         Management's Discussion and Analysis of Results of Operations
                           and Financial Condition

               Results of Operations for the First Three Months
                           of 1996 Compared to 1995

   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period January 1, 1995 through March 31, 1996.

                    April 2,    July 2,     Oct. 1,     Dec. 31,    March 31,
                     1995         1995        1995        1995       1996
                                          (In Thousands)
   Operating group:

   Automation
     Technology     $ 41,523    $ 76,765    $ 83,534    $ 75,782    $ 85,581
   Integrated
     Automation       91,420      64,884      39,091     (17,956)     35,365
   European
     Operations        8,680      27,459      24,470      79,699      35,848
   Automation
     Measurement
     and Control      17,741      19,364      14,698      16,436      15,615
                    --------    --------    --------    --------    --------
   Consolidated
     bookings       $159,364    $188,472    $161,793    $153,961    $172,409
                    ========    ========    ========    ========    ========
   Consolidated
     backlog        $430,121    $478,324    $442,507    $388,156    $365,953
                    ========    ========    ========    ========    ========

   Bookings in the first three months of 1996 were $172.4 million compared to bookings in the first three months of 1995 of $159.4 million. Automation Technology first quarter bookings for 1996 of $85.6 million increased 106.1% from $41.5 million in the first quarter of 1995 primarily as a result of the acquisition of Fadal Engineering, Inc. ("Fadal") in April, 1995. Integrated Automation bookings of $35.4 million decreased 61.3% in the first quarter of 1996 from $91.4 million in the first quarter of 1995 due to the timing of order placement of large contracts. European Operations bookings increased 313.0% from $8.7 million in the first quarter of 1995 to $35.8 million in the first quarter of 1996. Orders from European automobile manufacturers were the primary cause of the increase in 1996. Automation Measurement and Control bookings of $15.6 million for the first quarter of 1996 decreased 12.0% from $17.8 million in the first quarter of 1995. Lower demand for measurement equipment was the biggest contributor to the lower orders in 1996.

   Consolidated net sales in the first three months of 1996 totalled $192.4 million compared to $154.6 million in the year earlier period. The increase in net sales was related to the additional Fadal sales. In the 1996 period, net sales for Automation Technology of $95.8 million increased 153.8% from $37.8 million in the year earlier period. Integrated Automation net sales of $55.2 million decreased 25.4% from $73.9 million. European Operations sales in the first three months of 1996 were $23.7 million, a decrease of 5% from $25.0 million in the year earlier period. Automation Measurement and Control net sales of $17.7 million in the 1996 period compared to $17.9 million in the 1995 period.

   The consolidated gross margin (before depreciation and amortization) increased to 22.2% of sales in the first quarter of 1996, from 20.5% in the first quarter of 1995. The increase in the gross margin percentage is primarily attributable to the inclusion of the higher margin sales of Fadal.

   Selling, general, and administrative expenses (before depreciation and amortization) increased as a percentage of sales to 10.5% in the first three months of 1996 from 10.1% in the year earlier period primarily as a result of increased commissions.

   Net interest expense increased from $.3 million in the first quarter of 1995 to $2.3 million in the first quarter of 1996. The increase in net interest expense is attributable to increased borrowings resulting from the acquisition of Fadal.

   The provision for income taxes of $4.2 million for the first quarter of 1996 is based on the estimated annual effective tax rate of 38% for 1996 which includes the one time tax benefit in the first quarter of initially implementing tax planning strategies to capture the benefit of foreign
   losses.   The Company's effective tax rate for the first three months of
   1996 amounted to 29% as compared to 39.3% for the year earlier period.

   Liquidity and Capital Resources at March 31, 1996

   On March 31, 1996, the Company had $7.1 million of cash and cash equivalents on hand which was a decrease of $7.1 million from the balance on hand at the beginning of the year. For the first three months of 1996, operating activities provided $.6 million of cash. Cash used by working capital changes totaled $18.8 million due primarily to decreased accounts payable.

   Investing activities used $5.4 million which included $5.6 million in capital expenditures and $.2 million of proceeds from the sale of assets. Financing activities used cash of $2.6 million which included net payments on bank borrowings of $1.6 million plus dividend payments of $1.0 million.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                  March 31, 1996

   Item 6.        Exhibits and Reports on Form 8-K

                  (a) Exhibits

                      3.1 Amendment to Giddings & Lewis, Inc. By-Laws effective April 24, 1996

                      3.2 Giddings & Lewis, Inc. By-Laws as amended effective April 24, 1996

                       27  Financial Data Schedule (EDGAR version only)

                  (b) Reports on Form 8-K

                      The Company filed no Current Reports on Form 8-K during the quarter ended March 31, 1996.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Giddings & Lewis, Inc.


   Date:       May 10, 1996                  /s/ Joseph R. Coppola
                                             Joseph R. Coppola
                                             Chairman and Chief Executive
                                             Officer


   Date:       May 10, 1996                  /s/ Richard C. Kleinfeldt
                                             Richard C. Kleinfeldt
                                             Vice-President - Finance and
                                             Secretary (Chief Financial and
                                             Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.           Exhibit Description

     3.1               Amendment to Giddings & Lewis, Inc. By-Laws effective
                               April 24, 1996

     3.2               Giddings & Lewis, Inc. By-Laws as amended effective
                               April 24, 1996

      27                 Financial Data Schedule (EDGAR version only)