Form 10-Q
period 1996-06-30
GIDDINGS & LEWIS INC /WI/
filed 1996-08-14
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended June 30, 1996

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

   Common Stock Outstanding as of June 30, 1996: 34,632,229 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                         For Quarter Ended June 30, 1996

                                                                         Page

   PART I. Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flow          4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes
                       in Shareholders' Equity                              6

                    Notes to Condensed Consolidated Financial
                         Statements                                       7-9

           Item 2.  Management's Discussion and Analysis of
                         Results of Operations and Financial
                         Condition                                      10-13


   PART II.     Other Information

           Item 4.  Submission of Matters to a Vote of Security Holders    14

           Item 6.  Exhibits and Reports on Form 8-K                       15

           Signatures                                                      16

           Exhibit Index                                                   17

                              GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)


                                 Three months ended       Six months ended
                               June 30,      July 2,    June 30,    July 2,
                                 1996        1995        1996        1995


   Net sales                   $ 199,646   $ 171,125   $ 392,066   $ 325,701

   Costs and expenses:

      Cost of sales              156,698     133,335     306,423     256,197

      Selling, general and
         administrative
         expenses                 20,411      14,565      40,815      30,148

      Depreciation and
       amortization                5,577       5,177      11,057       9,359
                                 -------     -------     -------     -------
   Total operating expenses      182,686     153,077     358,295     295,704
                                 -------     -------     -------     -------

   Operating income               16,960      18,048      33,771      29,997

   Interest expense, net           2,426       2,726       4,680       3,016

   Other income                     (312)       (107)       (420)       (138)
                                 -------    --------    --------    --------
   Income before provision
      for income taxes            14,846      15,429      29,511      27,119

   Provision for income
      taxes                        5,568       6,110       9,816      10,704
                                --------    --------    --------    --------
   Net income                  $   9,278   $   9,319   $  19,695   $  16,415
                                ========    ========    ========    ========

   Per common share amounts:

       Net income              $     .27   $     .27   $     .57   $     .48
                                ========    ========    ========    ========
       Dividends declared      $     .03   $     .03   $     .06   $     .06
                                ========    ========    ========    ========

   Average number of common
      shares outstanding      34,617,573  34,396,751  34,572,269  34,380,254


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In Thousands-Unaudited)

                                                  Three months ended              Six months ended
                                               June 30,         July 2,       June 30,        July 2,
                                                  1996           1995          1996             1995

   Operating activities:

       Net income                               $   9,278      $   9,319     $  19,695       $  16,415

       Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:

           Depreciation and amortization            5,577          5,177        11,057           9,359
           Net changes in working capital
             items, net of the effects of
             the acquisition of Fadal
              Engineering Co., Inc.                18,684         17,124          (100)        (40,328)
       Other                                        2,756            137         6,244            (982)
                                                 --------       --------      --------         -------
   Net cash provided (used) by operating
       activities                                  36,295         31,757        36,896         (15,536)
                                                 --------       --------      --------         -------
   Investing activities:

       Purchase of Fadal Engineering
           Co., Inc.                                    0       (179,579)            0        (179,579)
       Additions to property, plant
           and equipment                           (3,794)        (3,950)       (9,358)         (7,307)
       Other                                          709            335           873           1,268
                                                 --------       --------      --------        --------
   Net cash used by investing activities           (3,085)      (183,194)       (8,485)       (185,618)

   Financing activities:

       Proceeds from draws on line
           of credit                               28,000        224,938        73,467         279,938
       Repayments under line of credit            (48,000)       (77,000)      (95,000)        (96,000)
       Proceeds from stock options
           exercised                                  304              0           304               0
       Cash dividends                              (1,038)        (1,032)       (2,076)         (2,064)
                                                 --------       --------      --------        --------
   Net cash provided (used) by financing
           activities                             (20,734)       146,906       (23,305)        181,874
                                                 --------       --------      --------        --------
   Effect of exchange rate changes on cash           (188)          (714)           57             158
                                                 --------       --------      --------        --------
   Net increase (decrease) in cash and
       cash equivalents                            12,288         (5,245)        5,163         (19,122)

   Cash and cash equivalents:

       beginning of period                          7,091         10,195        14,216          24,072
                                                  -------       --------       -------        --------
       end of period                             $ 19,379      $   4,950      $ 19,379       $   4,950
                                                  =======       ========       =======        ========


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands-Unaudited)

                                                June 30,     December 31,
                                                  1996            1995
   ASSETS

      Current assets:
           Cash and cash equivalents             $  19,379       $ 14,216
           Accounts receivable                     320,111        350,593
           Inventories                             114,245        102,281
           Deferred income taxes                     4,776          4,776
           Other current assets                      4,118          5,921
                                                   -------        -------
                Total current assets               462,629        477,787
      Fixed assets - net                           113,026        111,382
      Costs in excess of net acquired assets
           and other intangible assets             187,629        192,522
      Deferred income taxes                         19,700         19,700
      Other assets                                  13,535         16,200
                                                   -------        -------
                TOTAL ASSETS                      $796,519       $817,591
                                                   =======        =======

   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
           Notes payable                         $  15,460      $  36,763
           Accounts payable                         37,466         67,676
           Accrued expenses and other
             liabilities                            88,716        77,888
                                                   -------       -------
                Total current liabilities          141,642       182,327

             Long-term debt                        100,000       100,000
             Long-term employee benefits and
              other long-term liabilities           44,584        42,723
                                                   -------       -------
                Total liabilities                  286,226       325,050

             Contingencies

      Shareholders' equity:
           Class A preferred stock                     -             -
           Common stock                              3,463         3,442
           Capital in excess of par                329,661       326,608
           Retained earnings                       178,402       160,783
           Cumulative translation adjustment         3,320         4,223
           Unamortized compensation expense         (4,553)       (2,515)
                                                   -------       -------
                Total shareholders' equity         510,293       492,541
                                                   -------       -------
                   TOTAL LIABILITIES AND
                    SHAREHOLDERS' EQUITY          $796,519      $817,591
                                                   =======       =======

                             See accompanying notes.

                                                       GIDDINGS & LEWIS, INC.

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   SIX MONTHS ENDED JUNE 30, 1996

                                                (In Thousands, Except Share Amounts)

                                                             (Unaudited)

                                                            Capital in                 Cumulative    Unamortized       Total
                                        Common Stock         Excess of     Retained    Translation  Compensation   Shareholders'
                                     Shares       Amount        Par        Earnings    Adjustment      Expense        Equity

    Balance, December 31, 1995     34,422,043      $3,442     $326,608      $160,783       $4,223       $(2,515)       $492,541

    Net stock award and options       210,186          21        2,957                                   (2,808)            170

    Tax benefit related to
        vesting of restricted
        stock                                                       96                                                       96

    Net income                                                                19,695                                     19,695
    Amortization of
        compensation expense                                                                                770             770

    Cash dividends                                                            (2,076)                                    (2,076)

    Translation adjustment                                                                   (903)                         (903)
                                   ----------      ------     --------      --------       ------       -------        --------
    Balance, June 30, 1996         34,632,229      $3,463     $329,661      $178,402       $3,320       $(4,553)       $510,293
                                   ==========      ======     ========      ========       ======       =======        ========



                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

                                   (Unaudited)



   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the nature of a substantial portion of the Company's business (i.e., long-term and complex contracts), significant adjustments are sometimes required to reflect experience and other factors. Such adjustments are recorded as changes in estimates as part of the percentage-of-completion accounting in the period they become known. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      The Company is organized into four major operating groups: Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. The Automation Technology Group is responsible for the manufacture of cellular and smart manufacturing systems, automated standalone machine tools, and machining centers, tooling, fixtures, castings and remanufacturing. The Integrated Automation Group produces flexible transfer lines, flexible machining systems, and assembly automation systems. Programmable industrial computers, servo systems, controls, and measurement products are offered by the Automation Measurement and Control Group. The European Operations Group offers most of the Company's product lines through its sales, engineering, manufacturing, and service facilities in England and Germany.

   2.   Inventories
                                    June 30,      December 31,
                                      1996            1995
                                         (in thousands)
            Raw materials         $   56,724      $   52,694
            Work-in-process           41,536          38,038
            Finished goods            15,985          11,549
                                   ---------       ---------
                                  $  114,245      $  102,281
                                   =========       =========

   3.  Contingencies

       The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries or alleged predecessors have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). These matters include a soil and water contamination matter at the Company's former West Allis, Wisconsin facility. In 1992, the Company was notified by the Wisconsin Department of Natural Resources (WDNR) of contamination at the West Allis site. In 1994, the Company sold most of the site, including the manufacturing facility. The Company has completed the WDNR approved clean-up plan on the nine acre portion of the site that was not sold. It is currently monitoring groundwater conditions at the site to gather data to support an eventual closure request to the WDNR.

       The Company has established accruals ($9.4 million and $10.0 million at June 30, 1996 and December 31, 1995, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

       In another matter, a Michigan Department of Natural Resources (now known as the Michigan Department of Environmental Quality) investigation into alleged environmental violations at the Company's Menominee, Michigan facility has resulted in the November 1994 issuance of a criminal complaint against the Company and two of its employees. The complaints, which are pending in Menominee County, Michigan district and circuit courts, generally focus on alleged releases of hazardous substances and the alleged illegal treatment and disposal of hazardous wastes. Two civil lawsuits are also pending which seek unspecified damages based on allegations of improper disposal and emissions at this facility. The Company is vigorously defending itself against all charges and allegations. Information presently available to the Company does not enable it to reasonably estimate potential civil or criminal penalties, or remediation costs, if any, related to these matters.

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

   4.  Stock Repurchase Program

       On July 18, 1996, the Company announced that the Board of Directors had authorized management to repurchase up to 10% of Company's outstanding common stock. Such repurchases are expected to be made principally through open market transactions from time to time as the share price and market conditions warrant. The Company intends to fund any such repurchases with cash from operations and additional short-term borrowings.

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                 Results of Operations for the First Six Months
                            of 1996 Compared to 1995


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period April 3, 1995 through June 30, 1996.


                      July 2,     Oct. 1,      Dec. 31,     March 31,     June 30,
                       1995        1995          1995         1996          1996
                                          (In Thousands)

   Operating group:
   Automation
     Technology      $ 76,765     $ 83,534     $ 75,782      $ 85,581     $ 66,088
   Integrated
     Automation        64,884       39,091      (17,956)       35,365       49,040
   European
     Operations        27,459       24,470       79,699        35,848       15,425
   Automation
     Measurement
     and Control       19,364       14,698       16,436        15,615       15,640
                      -------      -------      -------       -------      -------
   Consolidated
     bookings        $188,472     $161,793     $153,961      $172,409     $146,193
                      =======      =======      =======       =======      =======
   Consolidated
     backlog         $478,324     $442,507     $388,156      $365,953     $305,989
                      =======      =======      =======       =======      =======



   Bookings in the first six months of 1996 were $318.6 million compared to bookings in the first six months of 1995 of $347.8 million. Automation Technology bookings of $151.7 million in the first six months of 1996 increased 28.2% from $118.3 million in the comparable period of 1995 primarily as a result of bookings attributable to Fadal Engineering Co., Inc. (Fadal), which was acquired in April 1995. Integrated Automation bookings in the first six months totaled $84.4 million, a 46.0% decrease from the year earlier period of $156.3 million. The decrease in Integrated Automation bookings was principally due to the timing of order placement in 1995 and some softness in demand in 1996 from the Company's large automotive customers. The domestic automotive sector and its suppliers continue to be a major source for new orders for this group. European Operations bookings increased 41.9% from $36.1 million in the first six months of 1995 to $51.3 million in the first half of 1996. Orders from the European automobile manufacturers were a significant contributor to the 1996 increase. Automation Measurement and Control bookings of $31.2 million for the first six months of 1996 decreased 15.8% over the comparable 1995 period bookings of $37.1 million. Much of this decrease was attributed to lower orders from the domestic automotive industry.

   Bookings in the second quarter of 1996 were $146.2 million compared to bookings in the second quarter of 1995 of $188.4 million. Automation Technology bookings were $66.1 million in the second quarter of 1996, a decrease of 13.9% from $76.8 in the second quarter of 1995. This decline was caused primarily by a softness in orders for machining centers which the Company expects will continue in the second half of 1996. Integrated Automation bookings of $49.0 million in the second quarter of 1996 decreased 24.4% from $64.9 million in the second quarter of 1995 due to some softness in demand for metalcutting equipment. European Operations bookings decreased 43.8% from $27.5 million in the second quarter 1995 to $15.4 million in the second quarter of 1996 due to the timing of order placement. Automation Measurement and Control bookings of $15.7 million for the second quarter of 1996 decreased 19.2% from $19.3 million in the second quarter of 1995 due to a reduction in demand for measurement products.

   Consolidated net sales in the first six months of 1996 totalled $392.1 million compared to $325.7 million in the year earlier period. The increase in net sales was primarily related to the inclusion of Fadal for the full six-month period in 1996. Net sales for Automation Technology of $182.3 million increased 64.2% from $111.0 million in the year earlier period. Integrated Automation net sales of $117.6 million decreased 12.5% from $134.4 million. European Operations sales in the first six months of 1996 were $58.7 million, an increase of 32.0% from $44.4 million in the year earlier period. Automation Measurement and Control net sales decreased 6.7% to $33.5 million in the 1996 period compared to $35.9 million in the 1995 period.

   Consolidated net sales increased from $171.1 million in the second quarter of 1995 to $199.6 million in the second quarter of 1996. In the second quarter of 1996, Automation Technology net sales totalled $86.5 million compared to $73.3 million in the year earlier period with the increase resulting from the benefit of including Fadal for the full quarter in 1996. Integrated Automation net sales of $62.4 million in the second quarter of 1996 increased from $60.5 million in the comparable 1995 period. European Operations net sales in the second quarter of 1996 were $35.0 million, a 79.5% increase from 1995 second quarter net sales of $19.4 million primarily due to the strong bookings in the fourth quarter of 1995. Net sales for the Automation Measurement and Control group were $15.7 million in the second quarter of 1996 compared to $18.0 million in the year earlier period.

   The consolidated gross margin percentage (before depreciation and amortization) for the first six months and the second quarter of 1996 was 21.8% and 21.5%, respectively, as compared to 21.3% and 22.1% for the comparable 1995 periods. The decrease in the gross margin percentage in the second quarter of 1996 was primarily due to excess program costs on certain contracts related to new technology at Integrated Automation. The Company expects these cost overruns as well as the softness in demand for machining centers to adversely impact margins in the second half of 1996. To address these cost overruns, the Company has underway significant actions to restructure this business including re-engineering the Company's cost estimating and proposal processes.

   Selling, general, and administrative expenses (before depreciation and amortization) increased as a percentage of sales to 10.4% in the first six months of 1996 from 9.3% in the year earlier period, and to 10.2% for the second quarter of 1996 from 8.5% in the second quarter of 1995. The first six months and second quarter of 1995 included the favorable settlement associated with the successful defense of a patent infringement suit.

   Net interest expense for the first six months and second quarter of 1996 of $4.7 million and $2.4 million, respectively, changed from $3.0 million and $2.7 million, respectively, in the comparable 1995 periods. The increase in net interest expense for the first six months of 1996 is mainly attributable to increased borrowings resulting from the acquisition of Fadal.

   The provision for income taxes of $9.8 million and $5.6 million for the first six months and second quarter of 1996, respectively, is based on the estimated annual effective tax rate of 38% for 1996 which includes the one-time tax benefit in the first quarter of initially implementing tax-planning strategies to capture the benefit of foreign losses. The Company's effective tax rate for the first six months of 1996 amounted to 33.3% as compared to 39.5% for the year earlier period.

   The Company is working aggressively to obtain customer acceptance on two high-tech Integrated Automation programs where customer requirements have changed. The Company and the customer are working together to resolve these issues. As a result of these efforts, the Company could face undetermined financial exposure. These contracts have a total sales value of approximately $20.0 million.

   The foregoing discussion of the Company's results of operations contains material forward-looking statements. Such statements are made based upon factors known to management at the time of the filing of this Quarterly Report on Form 10-Q. Factors potentially affecting these forward-looking statements include an increase or decrease from expected levels of orders booked, the ability of the Company to achieve cost reduction targets and the ability of the Company to obtain customer acceptance of Integrated Automation programs currently pending. These forward-looking statements are also premised on no significant change in the competitive environment, no significant variation in materials prices and no changes in general economic conditions that would further impact order activity for machine tools. The Company can give no assurance that no further adverse events impacting the forward-looking statements will occur. The manufacture and sale of machine tools and related technology is a complex and difficult business, potentially affected by many unforeseen events beyond the control of the Company.

   Liquidity and Capital Resources at June 30, 1996

   On June 30, 1996, the Company had $19.4 million of cash and cash equivalents on hand, which was an increase of $5.2 million from the balance on hand at the beginning of the year. For the first six months of 1996, operating activities contributed $36.9 million of cash. Cash used by working capital changes totaled $0.1 million.

   Investing activities used $8.5 million for the first six months which included $9.4 million in capital expenditures. Financing activities used cash of $23.3 million which included net payments on bank borrowings of $21.5 million and dividend payments of $2.1 million.

   On July 18, 1996, the Company announced that the Board of Directors had authorized management to repurchase up to 10% of the Company's outstanding common stock. Such repurchases are expected to be made principally through open market transactions from time to time as the share price and market conditions warrant. The Company intends to fund any such repurchases with cash from operations and additional short-term borrowings. The repurchase program is not expected to materially impact the Company's liquidity.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                  June 30, 1996



   Item 4.  Submission of Matters to a Vote of Security Holders

            At the Company's annual meeting of shareholders held on April 24, 1996, Ruth M. Davis, Benjamin F. Garmer, III, and Richard C. Kleinfeldt were elected as directors of the Company for terms expiring in 1999. The following table sets forth certain information with respect to the election of directors at the annual meeting:

                                                         Shares Withholding
           Name of Nominee             Shares Voted For       Authority

           Ruth M. Davis                  29,523,089          367,686
           Benjamin F. Garmer, III        29,241,853          648,922
           Richard C. Kleinfeldt          29,510,015          380,760


           The following table sets forth the other directors of the Company whose terms of office continued after the 1996 annual meeting:

                                                 Year in Which
                     Name of Director             Term Expires

                     Joseph R. Coppola               1997

                     Clyde H. Folley                 1997

                     Ben R. Stuart                   1997

                     John A. Becker                  1998

                     John W. Guffey, Jr.             1998

   Item 6.     Exhibits and Reports on Form 8-K

               (a)   Exhibits

                      3.1  Amendment to By-laws of Giddings & Lewis, Inc.

                      3.2  By-laws of Giddings & Lewis, Inc. as amended
                              to date

                      27   Financial Data Schedule (EDGAR Version only)


               (b)   Reports on Form 8-K

                     The Company filed no Current Reports on Form 8-K during the quarter ended June 30, 1996.

                                   Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Giddings & Lewis, Inc.




   Date:       August 14, 1996               /s/ Joseph R. Coppola
                                             Joseph R. Coppola
                                             Chairman and Chief Executive
                                             Officer


   Date:       August 14, 1996               /s/ Richard C. Kleinfeldt
                                             Richard C. Kleinfeldt
                                             Vice-President - Finance
                                             (Chief Financial and Accounting
                                             Officer)

                                  EXHIBIT INDEX


   Exhibit No.           Exhibit Description


         3.1          Amendment to By-laws of Giddings & Lewis, Inc.

         3.2          By-laws of Giddings & Lewis, Inc. as amended
                           to date

         27           Financial Data Schedule (EDGAR Version only)