Form 10-Q
period 1996-09-29
GIDDINGS & LEWIS INC /WI/
filed 1996-11-13
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended September 29, 1996

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

   Common Stock Outstanding as of September 29, 1996: 33,127,855 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                      For Quarter Ended September 29, 1996

                                                                         Page

   PART I.   Financial Information

             Item 1.  Condensed Consolidated Statements of Income           3

                      Condensed Consolidated Statements of Cash Flow        4

                      Condensed Consolidated Balance Sheets                 5

                      Condensed Consolidated Statement of Changes
                         in Shareholders' Equity                            6

                      Notes to Condensed Consolidated Financial
                         Statements                                       7-9

            Item 2.   Management's Discussion and Analysis of
                         Results of Operations and Financial
                         Condition                                      10-14

   PART II.  Other Information

             Item 6.  Exhibits and Reports on Form 8-K                     15

             Signatures                                                    16

             Exhibit Index                                                 17

                              GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)



                                Three months ended       Nine months ended
                            Sept. 29,       Oct. 1,    Sept. 29,     Oct. 1,
                               1996          1995         1996        1995

   Net Sales               $  185,794    $  195,921   $  577,860  $  521,622

   Costs and expenses:

      Cost of sales           150,770       153,663      457,193     409,860

      Selling, general and
         administrative
         expenses              18,628        18,601       59,443      48,749

      Depreciation and
         amortization           5,569         5,867       16,626      15,226
                             --------       -------      -------     -------
   Total operating expenses   174,967       178,131      533,262     473,835
                             --------       -------      -------     -------
   Operating income            10,827        17,790       44,598      47,787

   Interest expense, net        2,424         3,399        7,104       6,415

   Other (income)/expense         (79)          253         (499)        115
                             --------      --------      -------     -------
   Income before provision
      for income taxes          8,482        14,138       37,993      41,257

   Provision for income
      taxes                     2,885         5,595       12,701      16,299
                             --------      --------      -------     -------
   Net income              $    5,597     $   8,543    $  25,292   $  24,958
                             ========      ========      =======     =======

   Per common share amounts:

      Net income           $     0.17     $    0.25    $    0.74   $    0.73
                              =======      ========      =======     =======

      Dividends declared   $     0.03     $    0.03   $     0.09  $     0.09
                              =======      ========      =======     =======

   Average number of
      common shares
      outstanding          33,846,084    34,409,742   34,330,207  34,390,048

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                            (In Thousands-Unaudited)


                              Three months ended         Nine months ended
                            Sept. 29,       Oct. 1,    Sept. 29,     Oct. 1,
                               1996          1995         1996        1995

   Operating activities:
      Net income               $  5,597     $  8,543    $  25,292  $  24,958

      Adjustments to reconcile
       net income to net cash
       provided (used) by
       operating activities:
        Depreciation and
         amortization             5,569        5,867       16,626     15,226
        Net changes in working
         capital items, net of
         the effects of the
         acquisition of Fadal
         Engineering Company,
         Inc.                     2,422       (1,619)       2,322    (41,947)
        Other                    (7,330)      (7,719)      (1,086)    (8,701)
                                -------      -------      -------   --------

   Net cash provided (used) by
      operating activities        6,258        5,072       43,154    (10,464)
                                -------      -------      -------   --------

   Investing activities:
      Purchase of Fadal
        Engineering Company,
        Inc.                        -            -            331   (179,579)
      Additions to property,
        plant and equipment      (6,803)      (3,907)     (16,161)   (11,194)
      Other                        (135)        (901)         407        347
                                -------      -------      -------   --------

   Net cash used by investing
      activities                 (6,938)      (4,808)     (15,423)  (190,426)
                                -------      -------      -------   --------
   Financing activities:
      Proceeds from draws on
       lines of credit           54,970       41,000      128,437    320,938
      Repayments under lines
       of credit                (33,000)    (137,168)    (128,000)  (233,168)
      Proceeds from sale of
       debt securities                -      100,000            -    100,000
      Payment for debt issue
       costs                          -       (1,151)           -     (1,151)
      Payment for repurchase
       of stock                 (18,639)           -      (18,639)         -
      Proceeds from stock
       options exercised              -            -          304          -
      Cash dividends               (994)      (1,033)      (3,070)    (3,097)
      Payment for redemption
       of preferred share
       purchase rights                -         (172)           -       (172)
                                -------      -------     --------    -------
   Net cash provided (used)
    by financing activities       2,337        1,476      (20,968)   183,350
                                -------      -------     --------    -------
   Effect of exchange rate
    changes on cash                (275)         165         (218)       323
                                -------      -------     --------    -------
   Net increase (decrease) in
    cash and cash equivalents     1,382        1,905        6,545    (17,217)

   Cash and cash equivalents -
      beginning of period        19,379        4,950       14,216     24,072
                                -------      -------      -------    -------
   Cash and cash equivalents -
      end of period            $ 20,761     $  6,855    $  20,761  $   6,855
                                =======      =======      =======    =======

                             GIDDINGS & LEWIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands-Unaudited)


                                                September 29,  December 31,
                                                    1996          1995
   ASSETS

      Current assets:
           Cash and cash equivalents               $ 20,761      $ 14,216
           Accounts receivable                      322,781       350,593
           Inventories                              113,480       102,281
           Deferred income taxes                      4,776         4,776
           Other current assets                       4,891         5,921
                                                    -------       -------
                Total current assets                466,689       477,787

      Fixed assets - net                            115,928       111,382
      Costs in excess of net acquired assets
           and other intangible assets              185,789       192,522
      Deferred income taxes                          19,504        19,700
      Other assets                                   12,884        16,200
                                                    -------       -------
                TOTAL ASSETS                       $800,794      $817,591
                                                    =======       =======

   LIABILITIES & SHAREHOLDERS' EQUITY

      Current liabilities:
           Notes payable                           $ 37,430      $ 36,763
           Accounts payable                          34,450        67,676
           Accrued expenses and other liabilities    95,894        77,888
                                                    -------       -------
                Total current liabilities           167,774       182,327

             Long-term debt                         100,000       100,000
             Long-term employee benefits and other
             long-term liabilities                   36,411        42,723
                                                   --------      --------
                Total liabilities                   304,185       325,050

             Contingencies                                -             -

      Shareholders' equity:

           Common stock                               3,462         3,442
           Capital in excess of par                 329,574       326,608
           Retained earnings                        183,005       160,783
           Cumulative translation adjustment          3,710         4,223
                                                   --------      --------
                                                    519,751       495,056
                 Less:
                   Treasury Stock                   (18,639)            -
                   Unamortized compensation
                     expense                         (4,503)       (2,515)
                                                   --------      --------
                        Total shareholders'
                          equity                    496,609       492,541
                                                   --------      --------
             TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY            $800,794      $817,591
                                                   ========      ========

                                                       GIDDINGS & LEWIS, INC.

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                NINE MONTHS ENDED SEPTEMBER 29, 1996

                                                (In Thousands, Except Share Amounts)

                                                             (Unaudited)
                                                  Capital in   Treasury                 Cumul.       Unamor.        Total
                                Common Stock       Excess of    Shares     Retained     Transl.      Comp.      Shareholders'
                              Shares      Amount      Par      Purchased   Earnings        Adj.      Expense        Equity

    Balance,
       December 31, 1995    34,422,043   $3,442     $326,608    $     0    $160,783       $4,223     ($2,515)       $492,541

    Net stock award and
     options                   200,812       20        2,849                                          (2,808)             61

    Tax benefit related to
     vesting of restricted
     stock                                               117                                                             117

    Net income                                                               25,292                                   25,292

    Amortization of
     compensation expense                                                                                820             820

    Cash dividends                                                           (3,070)                                  (3,070)

    Translation adjustment                                                                  (513)                       (513)

    Other                            0        0            0    (18,639)          0            0           0         (18,639)
                             ----------  ------     --------   --------    --------       ------     -------        --------
    Balance,
       September 29, 1996    34,622,855  $3,462     $329,574   ($18,639)   $183,005       $3,710     ($4,503)       $496,609
                             =========   ======     ========   ========    ========       ======     =======        ========

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 29, 1996

                                   (Unaudited)



   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the nature of a substantial portion of the Company's business (i.e., long-term and complex contracts), significant adjustments are sometimes required to reflect experience and other factors. Such adjustments are recorded as changes in estimates as part of the percentage-of-completion accounting in the period they become known. Operating results for the nine-month period ended September 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Management's Discussion and Analysis of Results of Operations and Financial Condition included herein.

      The Company is organized into four major operating groups: Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. The Automation Technology Group is responsible for the manufacture of cellular and flexible manufacturing systems, automated standalone machine tools, and machining centers, tooling, fixtures, castings and remanufacturing. The Integrated Automation Group produces flexible transfer lines, flexible machining systems, and assembly automation systems. Programmable industrial computers, servo systems, controls, and measurement products are offered by the Automation Measurement and Control Group. The European Operations Group offers most of the Company's product lines through its sales, engineering, manufacturing, and service facilities in England and Germany.

   2.   Inventories
                                   September 29,  December 31,
                                       1996           1995
                                        (in thousands)
             Raw materials       $      55,713  $     52,694
             Work-in-process            40,656        38,038
             Finished goods             17,111        11,549
                                      --------      --------
                                 $     113,480  $    102,281
                                      ========      ========

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

       The Company has established accruals ($9.3 million and $10.0 million at September 29, 1996 and December 31, 1995, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

       In another matter, a Michigan Department of Environmental Quality investigation into alleged environmental violations at the Company's Menominee, Michigan facility has resulted in the November 1994 issuance of a criminal complaint against the Company and two of its employees. The complaints, which are pending in Menominee County, Michigan district and circuit courts, generally focus on alleged releases of hazardous substances and the alleged illegal treatment and disposal of hazardous wastes. Two civil lawsuits are also pending which seek unspecified damages based on allegations of improper disposal and emissions at this facility. The Company is vigorously defending itself against all charges and allegations. Information presently available to the Company does not enable it to reasonably estimate potential civil or criminal penalties, or remediation costs, if any, related to these matters.

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

   4.  Stock Repurchase Program

       On July 18, 1996, the Company announced that the Board of Directors had authorized management to repurchase up to 10% of Company's outstanding common stock. Such repurchases are expected to be made principally through open market transactions from time to time as the share price and market conditions warrant. The Company intends to fund any such repurchases with cash from operations and additional short-term borrowings. As of September 29, 1996, the Company had repurchased 1,495,000 shares at an aggregate purchase price of $18.6 million.

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                 Results of Operations for the First Nine Months
                            of 1996 Compared to 1995


   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period July 3, 1995 through September 29, 1996.


                   Oct. 1,      Dec. 31,      March 31,     June 30,     Sept. 29,
                    1995          1995          1996         1996         1996
                                          (In Thousands)

   Operating
     group:

   Automation
     Technology    $ 83,534     $ 75,782      $ 85,581     $ 66,088    $  68,864
   Integrated
     Automation      39,091      (17,956)       35,365       49,040       24,237
   European
     Operations      24,470       79,699        35,848       15,425       42,693
   Automation
     Measurement
     and Control     14,698       16,436        15,615       15,640       15,338
                   --------     --------      --------     --------     --------
   Consolidated
     bookings      $161,793     $153,961      $172,409     $146,193     $151,132
                   ========     ========      ========     ========     ========
   Consolidated
     backlog       $442,507     $388,156      $365,953     $305,989     $272,379
                   ========     ========      ========     ========     ========


   Bookings in the first nine months of 1996 were $469.7 million compared to bookings in the first nine months of 1995 of $509.6 million. Automation Technology bookings of $220.5 million in the first nine months of 1996 increased 9.3% from $201.8 million in the comparable period of 1995 primarily as a result of bookings attributable to Fadal Engineering Co., Inc. (Fadal), which was acquired in April 1995. The increase attributable to Fadal was partially off-set by a decline in bookings for horizontal machining centers. Integrated Automation bookings in the first nine months totaled $108.6 million, a 44.4 % decrease from the year earlier period of $195.4 million. The decrease in Integrated Automation bookings was principally due to softness in demand for the Company's products in 1996 from its large automotive customers and the timing of order placement in 1995. The domestic automotive sector and its suppliers continue to be a major source for new orders for this group. European Operations bookings increased 55.0% from $60.6 million in the first nine months of 1995 to $94.0 million in the first nine months of 1996. Orders from the European automobile manufacturers were the significant contributor to the 1996 increase. Automation Measurement and Control bookings of $46.6 million for the first nine months of 1996 decreased 10.1% from the comparable 1995 period bookings of $51.8 million. Much of this decrease was the result of a reduction in orders from the domestic automotive industry as compared with the first nine months of 1995.

   Bookings in the third quarter of 1996 were $151.1 million compared to bookings in the third quarter of 1995 of $161.8 million. Automation Technology bookings were $68.9 million in the third quarter of 1996, a decrease of 17.6% from $83.5 million in the third quarter of 1995. This decline was caused primarily by a softness in demand for machining centers which the Company expects will continue at least into the fourth quarter of 1996. Integrated Automation bookings of $24.2 million in the third quarter of 1996 decreased 38.0% from $39.1 million in the third quarter of 1995 due to some softness in demand for the Company's metalcutting equipment. European Operations bookings increased 74.5% from $24.5 million in the third quarter 1995 to $42.7 million in the third quarter of 1996 due primarily to the timing of order placement. Automation Measurement and Control bookings of $15.3 million for the third quarter of 1996 increased 4.4% from $14.7 million in the third quarter of 1995 due to an increase in demand for controls products.

   Consolidated net sales in the first nine months of 1996 totaled $577.9 million compared to $521.6 million in the year earlier period. The increase in net sales was primarily related to the inclusion of Fadal for the full nine-month period in 1996. Net sales for Automation Technology
   of $255.0 million increased 25.7% from   $202.9 million in the year
   earlier period due to the addition of Fadal for the full year. Integrated Automation net sales of $183.6 million decreased 8.8% from $201.2 million. European Operations sales in the first nine months of 1996 were $92.3
   million, an increase of 44.7% from $63.7   million in the year earlier
   period. Automation Measurement and Control net sales decreased 12.6% to $47.0 million in the 1996 period compared to $53.8 million in the 1995 period.

   Consolidated net sales decreased from $195.9 million in the third quarter of 1995 to $185.8 million in the third quarter of 1996. In the third quarter of 1996, Automation Technology net sales totaled $72.7 million compared to $91.9 million in the year earlier period with the decrease resulting from softness in demand for machining centers. Integrated Automation net sales of $65.9 million in the third quarter of 1996 decreased from $66.8 million in the comparable 1995 period. European Operations net sales in the third quarter of 1996 were $33.6 million, a 74.0% increase from 1995 third quarter net sales of $19.3 million primarily due to the strong bookings in the fourth quarter of 1995. Net sales for the Automation Measurement and Control group were $13.6 million in the third quarter of 1996 compared to $17.9 million in the year earlier period. The decline in net sales was due to lower sales of measurement products.

   The consolidated gross margin percentage (before depreciation and amortization) for the first nine months and the third quarter of 1996 was 20.9% and 18.9%, respectively, as compared to 21.4% and 21.6% for the comparable 1995 periods. The decrease in the gross margin percentage in the third quarter of 1996 was primarily due to excess program costs on certain contracts related to new technology at Integrated Automation and a
   decline in sales of higher margin machining centers.   The Company
   currently expects the softness in demand for machining centers to adversely impact margins in the fourth quarter of 1996.

   Selling, general, and administrative expenses (before depreciation and amortization) increased as a percentage of sales to 10.3% in the first nine months of 1996 from 9.3% in the year earlier period, and to 10.0% for the third quarter of 1996 from 9.5% in the third quarter of 1995. The first nine months of 1995 included the favorable settlement associated with the successful defense of a patent infringement suit.

   Net interest expense for the first nine months and third quarter of 1996 of $7.1 million and $2.4 million, respectively, changed from $6.4
   million and $3.4    million, respectively, in the comparable 1995 periods.
   The increase in net interest expense for the first nine months of 1996 is mainly attributable to increased borrowings resulting from the acquisition of Fadal.

   The provision for income taxes of $12.7 million and $2.9 million for the first nine months and third quarter of 1996, respectively, is based on the estimated annual effective tax rate of 38% for 1996 which includes the one-time tax benefit in the first quarter of 1996 relating to the initial implementation of tax-planning strategies to capture the benefit of foreign losses. The Company's effective tax rate for the first nine months of 1996 was to 33.4% as compared to 39.5% for the year earlier period.

   The Company is working aggressively with a customer to resolve outstanding issues on two Integrated Automation contracts involving new technology. The Company and the customer are working together to find alternative uses for the equipment. These contracts have a total sales value of approximately $20 million.

   The Company is also working closely with another customer to finalize the engineering issues necessary to gain final customer acceptance on two other Integrated Automation contracts involving new technology which was developed at the customer's request. Acceptance will likely involve additional expenditures on the part of the Company. These contracts have a total sales value of approximately $108 million.

   The Company has accrued for the estimated minimum costs to be incurred with respect to these issues. However, as more information becomes available in the fourth quarter, the Company may incur additional charges to earnings to recognize costs associated with resolving the outstanding issues on these contracts and also to recognize all costs associated with the restructuring of this business as described below. The magnitude of these additional charges, which may be significant, will depend on the outcome of the negotiations and is not estimable at this time.

   To address these issues, the Company has underway significant initiatives to restructure the Integrated Automation business, including re-engineering the Company's cost estimating and proposal process. In November 1996 the Company announced a reduction in force at the Integrated Automation (Fraser) facility. Expenses for severance and termination costs as well as other restructuring costs are also expected to be charged to fourth quarter earnings.

   The foregoing discussion of the Company's results of operations contains material forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be generally identified as such because the context of the statement includes words such as the Company "expects", "could face" or other words of similar import. Similarly, statements that describe the Company's future plans or actions are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results or outcomes to differ materially from those currently anticipated. Factors potentially affecting these forward-looking statements include an increase or decrease from expected levels of orders booked, the ability of the Company to achieve cost reduction targets and the ability of the Company to obtain customer acceptance of Integrated Automation programs currently pending. A substantial portion of the Company's products are sold under long-term, fixed price contracts with exacting performance specifications. Such contracts entail the risk of cost overruns and other exposures (including possible consequential damages) for the Company in the event the Company fails to perform under these contracts. The forward-looking statements are qualified by reference to this risk. The forward-looking statements are also premised on no significant change in the competitive environment, no significant variation in materials prices and no changes in general economic conditions that would further impact order activity for machine tools.
   The Company can give no assurance that no further adverse events impacting the forward looking statements will occur. The manufacture and sale of machine tools and related technology is a complex and difficult business, potentially affected by many unforeseen events beyond the control of the Company. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

   Liquidity and Capital Resources at September 29, 1996

   On September 29, 1996, the Company had $20.8 million of cash and cash equivalents on hand, which was an increase of $6.6 million from the balance on hand at the beginning of the year. For the first nine months of 1996, operating activities contributed $43.2 million of cash. Cash provided by working capital changes totaled $2.3 million.

   Investing activities used $15.4 million for the first nine months which included $16.2 million in capital expenditures. Financing activities used cash of $21.0 million which included repurchase of stock of $18.6 million and dividend payments of $3.0 million.

   On July 18, 1996, the Company announced that the Board of Directors had authorized management to repurchase up to 10% of the Company's outstanding common stock. Such repurchases are expected to be made principally through open market transactions from time to time as the share price and market conditions warrant. The Company intends to fund any such repurchases with cash from operations and additional short-term borrowings. The repurchase program is not expected to materially impact the Company's liquidity. As of September 29, 1996, the Company had repurchased 1,495,000 shares at an aggregate purchase price of $18.6 million.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.



   Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits

                       27    Financial Data Schedule (EDGAR Version only)


               (b)  Reports on Form 8-K

                    The Company filed no Current Reports on Form 8-K during the quarter ended September 29, 1996.

                                   Signatures




   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Giddings & Lewis, Inc.




   Date:   November 13, 1996              /s/ Joseph R. Coppola
                                          Joseph R. Coppola
                                          Chairman and Chief Executive
                                          Officer



   Date:   November 13, 1996              /s/ Richard C. Kleinfeldt
                                          Richard C. Kleinfeldt
                                          Vice-President - Finance
                                          (Chief Financial and Accounting
                                           Officer)

                                  EXHIBIT INDEX


   Exhibit No.           Exhibit Description

      27          Financial Data Schedule (EDGAR Version only)