Form 10-K405
period 1996-12-31
GIDDINGS & LEWIS INC /WI/
filed 1997-03-28
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1996

                       or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ______________

                        Commission file number:  0-17873

                             Giddings & Lewis, Inc.
                            (Exact name of registrant
                          as specified in its charter)

                    Wisconsin                       39-1643189
           (State or other jurisdiction          (I.R.S. Employer
               of incorporation or              Identification No.)
                  organization)

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

   Aggregate market value of the voting stock held by nonaffiliates of the
   registrant at March 10 1997:     $459,187,577.

   Number of shares of the registrant's common stock outstanding at March 10, 1997: 33,186,898 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   (1) Annual Report to Shareholders for the year ended December 31, 1996 (incorporated by reference into Parts I, II and IV)

   (2) Proxy Statement for 1997 Annual Meeting of Shareholders (incorporated by reference into Part III)

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

             The Giddings & Lewis name has been continuously present in the Company's domestic markets for over 100 years. On October 31, 1991, the Company acquired Cross & Trecker Corporation ("Cross & Trecker"), a manufacturer of machine tools and related factory equipment. The acquisition was accounted for as a purchase and the operations of Cross & Trecker have been included in the Company's financial statements since the date of acquisition. On April 24, 1995, the Company acquired Fadal Engineering Company, Inc. ("Fadal"). The acquisition was accounted for as a purchase and the operations of Fadal have been included in the Company's financial statements since the date of acquisition. The operations of Fadal are included in the Company's Automation Technology Group.

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

             The Company operates in a single business segment, industrial automation products, and is organized into four major operating groups:
   Automation Technology, Integrated Automation, Automation Measurement and Control, and European Operations. Net sales attributed to each of the Company's operating groups for each of the last three years are shown in the following table:


                                                    Revenue by Operating Group
                                                          (in thousands)
                                                      Year Ended December 31,

                                       1996                      1995                     1994
                                             % of                      % of                     % of
    Operating Group           Amount        Total        Amount        Total       Amount      Total

    Automation Technology     $332,441       43.6%       $293,872     40.2%        $162,895     26.3%
    Integrated Automation      238,470       31.2         277,637     38.0          267,778     43.2
    Automation Measurement
      and Control               62,997        8.3          71,171      9.8           62,213     10.0
    European Operations        129,085       16.9          87,872     12.0          126,585     20.5
                               -------    -------         -------    -----          -------    -----
              Total           $762,993      100.0%       $730,552    100.0%        $619,471    100.0%
                               =======    =======         =======    =====          =======    =====

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

   Automation Technology. The Company's automation technology product line consists of highly-engineered, high-precision, computer numerically controlled machine tools and associated products and services. Revenues from this product line were 45.9%, 41.2% and 32.0% of total revenues for 1996, 1995 and 1994, respectively. The following are the most significant products in this product line:

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

             Standalone machines have historically dominated the Company's machine tool sales, accounting for approximately 74.2%, 65% and 37% of automation technology product line revenues in 1996, 1995 and 1994, respectively. Cellular and flexible manufacturing systems accounted for approximately 1%, 5% and 21% of automation technology product line revenues in the same respective years. Included in such cellular and flexible manufacturing percentages is a certain volume of standalone sales to customers which create or enlarge machining cells by integrating the new machines with existing machines.

             The Company's revenues from post-sale services and parts are primarily associated with its automation technology product line. Services include training, maintenance, repair, remanufacturing and retrofitting, and accounted for approximately 19%, 23% and 33% of automation technology product line sales in 1996, 1995 and 1994, respectively. Sales of such services and parts are at higher gross margins than the machine tools themselves and have historically been less sensitive to industry cyclicality than the sale of new equipment.

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

   Integrated Automation. The Company engineers, manufactures and sells flexible transfer lines, flexible machining systems and special machining systems. The Company is also a leading domestic designer and manufacturer of custom automated assembly systems, including dials, synchronous and non-synchronous transport systems and special handling, testing and measuring systems and complete multi-unit automatic production systems. These products are for use in the automotive industry, as well as the major appliance and other high volume industries. Integrated automation product line revenues for 1996, 1995 and 1994 accounted for 45.7%, 49.9% and 57.9%, respectively, of total revenues for the Company.

             The Company's flexible transfer lines are a combination of individual work stations arranged in the required sequence, connected by work transfer devices and integrated with interlocked controls. All types of machining operations, such as drilling, tapping, reaming, boring and milling are efficiently and economically combined on transfer machines. Dial, rotary, in-line and pallet-type are among the different types of flexible transfer line equipment supplied by the Company. Flexible transfer lines have traditionally been used in the automotive industry for producing identical components at high production rates with minimal manual part handling and are applicable to other industries with high volume requirements. Flexible transfer lines accounted for approximately 67.3%, 63.9% and 65.9% of integrated automation product line revenues in 1996, 1995 and 1994, respectively.

             The Company's automated assembly systems are used to assemble a variety of products, including automotive airbags, household appliances, wing spars for commercial airlines, and automotive engines and transmissions. The nonsynchronous assembly systems are used to integrate independent self-powered assembly stations with a continuous conveyor line and consist of three principal types of stations: manual stations, which only require that a part be placed on a pallet; dedicated stations, which perform multiple actions on a family of parts; and robotic stations, which can be programmed to perform many functions on a number of parts.
   Robotics incorporated in the Company's automated assembly systems are not produced by the Company. Each automated assembly system is custom engineered by the Company to meet a customer's specific requirements, with standardized components normally accounting for only 10% to 15% of any system. Automated assembly systems accounted for approximately 30.8%, 22.4% and 27.2% of integrated automation product line revenues in 1996, 1995 and 1994, respectively.

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

   Automation Measurement and Control. The Company designs and manufactures a comprehensive line of dimensional measurement products. These include coordinate measurement machines, gaging products and metrological instruments. The Company is a leader in the implementation of flexible measurement systems, which can be supplied either on a standalone basis or as an integral part of manufacturing systems. The Company also provides a wide range of services, including gage certification services. In addition, the Company supplies a broad range of industrial control products, including programmable industrial computers, computer numerical controls, servo drive systems, operator interface systems and specialized software solutions. These products are designed for use both with the Company's products and the products of other manufacturers. Automation measurement and control product line revenues were 8.4%, 8.9% and 10.1% of total revenues for the Company in 1996, 1995 and 1994, respectively.

   Customers, Sales, and Distribution

             The Company's products and manufacturing systems are sold primarily to the automotive, construction, aerospace, defense, appliance, energy and electronics industries. Typically, the ten largest customers are large multi-national companies that account for approximately 40% to 60% of the Company's total sales, although the composition of these customers varies from year to year. One customer, Ford Motor Company, accounted for approximately 10.3%, 6.3% and 15.9% of the Company's sales in 1996, 1995 and 1994, respectively. For the same periods, Chrysler Corporation accounted for approximately 18.7%, 23.2% and 14.2% of sales, respectively.

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

             Approximately one-half of the products manufactured by the Company involve long lead times from receipt of a customer order to the shipment of a completed machine. Under the terms of its sales contracts, and consistent with industry practice, the Company receives most of its sales price upon shipment of the product.

   Manufacturing Capacity

             The Company manufactures its products at thirteen facilities with its primary facilities located in Fond du Lac and Janesville, Wisconsin; Fraser and Port Huron, Michigan; Dayton, Ohio; Chatsworth, California; Knowsley, England; and Wendlingen, Germany. The Fond du Lac facility currently operates two shifts a day, five days a week. The Janesville facility is currently operating three shifts, six days a week. The Fraser and Port Huron facilities are currently operating two shifts a day, five days a week. The Dayton facility is currently operating two shifts, six days a week. The Chatsworth facility is currently operating two shifts, five days a week. The Knowsley and Wendlingen facilities are currently operating two shifts a day, five days a week. Overtime charges at the Company's facilities are not material.

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

   Raw Materials

             Because the Company manufactures many of the parts used in its products, the basic raw materials used in the Company's production are iron and steel. The Company's foundry produces gray iron and ductile castings which are major parts in its machine tools. Certain components are purchased, such as sheet metal, robotics, electric motors, bearings, steel castings and electronic and electrical components. All such materials and components used are available from a number of sources. The Company is not dependent on any supplier that cannot be readily replaced and has not experienced difficulty in obtaining necessary purchased materials.

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

   Research, Development and Custom Engineering

             As of December 31, 1996, the Company had 54 employees in its engineering departments engaged, wholly or partly, in activities relating to Company-sponsored research, 42 of whom have college engineering degrees. Another 449 employees were actively involved in product development, custom engineering and software development. Of these, 268 have college degrees in engineering. A summary of research and product development expenditures for the last three years is shown in the following table:

            Research, Development and Custom Engineering Expenditures
                                 (in thousands)

                                               1996       1995       1994
    Research and development expense
    pertaining to new products or
    significant improvements to existing
    products  . . . . . . . . . . . . . .     $9,367     $ 3,183    $ 3,857

    All other product development and
    engineering expenditures related to
    ongoing refinements, improvements of
    existing products, and custom
    engineering . . . . . . . . . . . . .      51,895     57,212     63,541
                                              -------    -------    -------
    Total expenditures for research,
    product development, and engineering      $61,262    $60,395    $67,398
                                              =======    =======    =======


   Employees

             As of December 31, 1996, the Company had 3,315 employees, of whom 1,592 were hourly employees and 1,723 were salaried employees. At the Company's Menominee, Michigan facility, 108 employees are covered by a collective bargaining agreement expiring in September 1997. The Company's remaining collective bargaining agreements expire at various times from 1998 through 1999. The Company considers its employee relations to be good.

   Executive Officers

             The following table sets forth certain information, as of March 1, 1997, regarding the executive officers of the Company. All executive officers serve at the pleasure of the Board of Directors.

             Name              Age                    Position

    Joseph R. Coppola          66      Chairman, Chief Executive Officer and
                                       Director

    Marvin L. Isles            51      President, Chief Operating Officer
                                       and Director

    Heinz G. Anders            63      Group Vice President and General
                                       Manager-European Operations

    Douglas E. Barnett         37      Vice President and Corporate
                                       Controller

    Carmine F. Bosco           50      Group Vice President and General
                                       Manager - Automation Measurement and
                                       Control Group

    Philip N. Ciarlo           45      Group Vice President and General
                                       Manager - Integrated Automation Group

    Todd A. Dillmann           41      Corporate Counsel and Secretary

    Robert N. Kelley           46      Vice President - Administration

    Michael R. Melzer          51      Treasurer

    Stephen M. Peterson        47      Group Vice President and General
                                       Manager - Fadal Engineering

    James B. Simon             55      Group Vice President and General
                                       Manager - Automation Technology Group


   Joseph R. Coppola was appointed Chairman of the Board and Chief Executive Officer of the Company in July 1993. From 1983 to 1993, Mr. Coppola was Senior Vice President of Manufacturing Services for Cooper Industries, Inc. On March 17, 1997, Mr. Coppola retired as Chief Executive Officer of the Company.

   Marvin L. Isles was appointed President and Chief Operating Officer of the Company in June 1996. From 1994 until joining the Company, Mr. Isles was Executive Vice President of GenCorp Inc. (a manufacturer of automotive, polymer and aerospace and defense products). From 1988 to 1994, Mr. Isles was Vice President of GenCorp Inc. and President of its automotive business. On March 17, 1997, Mr. Isles was appointed President and Chief Executive Officer of the Company.

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

   Carmine F. Bosco has served as Group Vice President and General Manager - Automation Measurement and Control since joining the Company in June 1995. Prior thereto he spent twenty years working for Ingersoll-Rand Company where he served as Vice President and General Manager of the Aro Fluid Products division from 1990 until joining the Company.

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

   Todd A. Dillmann has served as Corporate Counsel to the Company since November 1991, Assistant Secretary from January 1995 to June 1996 and as Secretary since June 1996.

   Robert N. Kelley has served as Vice President - Administration of the Company since July 1991.

   Michael R. Melzer has served as Treasurer of the Company since January 1996. Prior thereto he served as Vice President of Financial Services of the Company from September 1993 to January 1996. From February 1993 until August 1993, Mr. Melzer served as Vice President of Technical Services - Automation Technology. From November 1991 until January 1993, Mr. Melzer served as Vice President - West Allis Operations for the Automation Technology Group.

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

   Backlog

             Information about backlog is contained under "Management's Discussion and Analysis" on pages 15 to 19 of the Company's 1996 Annual Report to Shareholders and such information is hereby incorporated herein by reference. In some instances involving automotive customers, bookings are awarded and included in the backlog with the formal purchase orders obtained at a later time. Such practice is standard in the industry and the Company has historically experienced no significant cancellation of such bookings. At December 31, 1996, all orders from automotive customers included in the backlog were supported by formal purchase orders.

   Foreign Operations and Export Sales

             Information about the Company's foreign operations and export sales is contained in Note 11 of Notes to Consolidated Financial Statements on page 34 of the Company's 1996 Annual Report to Shareholders and such information is hereby incorporated herein by reference.

   Environmental Matters

             The Company and the industry in which it competes are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways and the generation, handling, storage, transportation, treatment and disposal of waste materials. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. These laws and regulations are constantly evolving and it is difficult to predict accurately the effect they will have on the Company in the future. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly affect its competitive position, capital spending or earnings during 1997. For further information on environmental matters, see Item 3 of this Annual Report on Form 10-K.

   Item 2.   Properties

             The following table sets forth certain information, as of December 31, 1996, relating to the Company's principal facilities. See "Manufacturing Capacity." All of the real property listed is owned by the Company.

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
                                                    of machining systems


   Item 3.   Litigation

             The Company is involved in various environmental matters, including matters in which the Company and certain of its subsidiaries have been named as potentially responsible parties under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). One such matter is the Company's implementation of a Wisconsin Department of Natural Resources ("WDNR") approved clean-up plan on a nine acre parcel of land adjacent to its former West Allis, Wisconsin manufacturing facility. The Company has completed the soil removal portion of the plan and is currently engaged in limited groundwater monitoring to support its application to the WDNR for site closure.

             The Company has established accruals ($9.1 million and $10.0 million at December 31, 1996 and 1995, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

             In another matter, a Michigan Department of Environmental Quality ("State") investigation into alleged environmental violations at the Company's Menominee, Michigan facility resulted in the issuance of criminal complaints against the Company and two of its employees in November 1994. The complaints, filed in Menominee County, Michigan district and circuit courts, generally focus on alleged releases of hazardous substances and the alleged illegal treatment and disposal of hazardous waste. In December 1996, the seven charges then pending against the Company in circuit court were dismissed on the grounds, among other things, that the criminal provision under which the Company was charged is unconstitutional. In February 1997, the Company and the State reached a tentative agreement, subject to the negotiation of a final written settlement and plea agreement and its entry by the court. The general parameters of the tentative agreement are as follows: (i) the State will dismiss with prejudice and release the Company from all charges and covenant not to sue on any matters, administrative, civil or criminal, raised in the criminal complaint or investigation; (ii) the Company will reimburse the State's investigation costs in an amount to be determined, not to exceed $492,000; (iii) the Company will plead no contest (not admitting liability) to one misdemeanor charge and (iv) the circuit court decision holding the statute unconstitutional will be vacated. Pending this final resolution, cross appeals have been filed. The three misdemeanor counts against the two employees of the Company remain pending in district court.

             Also two civil lawsuits are pending against the Company in Menominee County, Michigan district court which seek unspecified damages based on allegations of improper disposal and emissions at this facility. The Company remains committed to vigorously defending itself against all suits, charges and allegations to the extent they are not resolved on terms satisfactory to the Company. Except to the extent described above, information presently available to the Company does not enable it to reasonably quantify potential civil or criminal penalties, or remediation costs, if any, related to any of the Menominee, Michigan matters.

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

   Item 4.   Submission of Matters to a Vote of Security Holders

             No matters were submitted to a vote of shareholders during the quarter ended December 31, 1996.

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

             The portion of page 19 under the caption "Market Prices and Dividends" which describes the market for the Company's Common Stock, $.10 par value, and Note 5 of Notes to Consolidated Financial Statements on pages 27 and 28 which describes restrictions on dividends and which are contained in the Company's 1996 Annual Report to Shareholders are hereby incorporated herein by reference in response to this Item.

   Item 6.   Selected Financial Data

             The information set forth in the table on page 14 of the Company's 1996 Annual Report to Shareholders under the caption "Five-Year Summary" is hereby incorporated herein by reference in response to this Item.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

             The information set forth on pages 15 through 19 in the Company's 1996 Annual Report to Shareholders under the caption
   "Management's Discussion and Analysis" is hereby incorporated herein by reference in response to this Item.

   Item 8.   Financial Statements and Supplementary Data

             The consolidated statements of operations, cash flows and changes in shareholders' equity for each of the years in the three-year period ended December 31, 1996, and the related consolidated balance sheets of the Company as of December 31, 1996 and 1995, together with the related notes thereto and the report of independent auditors, all set forth on pages 20 through 35 of the Company's 1996 Annual Report to Shareholders, are hereby incorporated herein by reference in response to this Item.

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


                                    PART III

   Item 10.  Directors and Executive Officers of the Registrant

             Pursuant to Instruction G, the information required by this Item with respect to directors and Section 16 compliance is hereby incorporated herein by reference from the information under the captions entitled "Election of Directors" and "Miscellaneous-Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders ("Proxy Statement"). Information with respect to the executive officers of the Company appears in Part I, pages 9 through 11, of this Annual Report on Form 10-K.

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

   Item 13.  Certain Relationships and Related Transactions

             Pursuant to Instruction G, the information required by this Item is hereby incorporated by reference herein from the information under the captions entitled "Election of Directors" and "Executive Compensation" set forth in the Proxy Statement; provided, however, that the subsection entitled "Executive Compensation -- Report on Executive Compensation" shall not be deemed to be incorporated herein by reference.

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

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                                      GIDDINGS & LEWIS, INC.


                                      By  /s/ Joseph R. Coppola
                                           Joseph R. Coppola
                                           Chairman

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1997.


             Name                               Title


   /s/ Joseph R. Coppola                   Chairman and Director
   Joseph R. Coppola


   /s Marvin L. Isles                      President, Chief Executive
   Marvin L. Isles                         Officer and Director


   /s/ Douglas E. Barnett                  Vice President and Controller
   Douglas E. Barnett                      (Principal Financial and
                                           Accounting Officer)


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


   /s/ Benjamin F. Garmer, III                  Director
   Benjamin F. Garmer, III


   /s/ John W. Guffey, Jr.                      Director
   John W. Guffey, Jr.


   /s/ Ben R. Stuart                            Director
   Ben R. Stuart

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                               STATEMENT SCHEDULES

                                                       Page
                                            --------------------------
                                                        Annual Report
                                            Form 10-K  to Shareholders

    Consolidated statements of operations
    for each of the three years in the
    period ended December 31, 1996              -             20

    Consolidated statements of cash flows
    for each of the three years in the
    period ended December 31, 1996              -             21

    Consolidated balance sheets at
    December 31, 1996 and 1995                  -             22

    Consolidated statements of changes in
    shareholders' equity for each of the
    three years in the period ended
    December 31, 1996                           -             23

    Notes to consolidated financial
    statements                                  -           24-34

    Report of Independent Auditors              -             35
    Consolidated financial statement
    schedule:

        II -  Valuation and
              qualifying accounts              20             -


   All other financial statement schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements and notes thereto.

                                                                  Schedule II

                             GIDDINGS & LEWIS, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                  Years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                               Balance
                                 at      Additions                Balance at
                             beginning   charged to                 end of
    Classification             of year    expense    Deductions      year

    Receivables - Allowance
      for doubtful
      accounts:

         1996                 $1,836     $17,718     $(17,358)     $2,196

         1995                    922         999          (85)      1,836

         1994                    973         172         (223)        922

    Inventories - Allowance
      for obsolescence and
      loss:

         1996                 $7,476     $12,205      $(4,307)    $15,374

         1995                  7,378       2,913       (2,815)      7,476

         1994                  5,900       2,553       (1,075)      7,378

                                INDEX TO EXHIBITS



    Exhibit No.                     Exhibit Description


    (3.1) Restated Articles of Incorporation of Giddings & Lewis, Inc., as amended to date [Incorporated by reference to Exhibit 3.2 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 1, 1995]

    (3.2)          Amendments to the By-Laws of Giddings & Lewis, Inc.

    (3.3)          By-Laws of Giddings & Lewis, Inc., as amended

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

    (4.5) Amendment No. 3 and Waiver to Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis GmbH, Giddings & Lewis Ltd. and the Institutions from time to time party thereto as Agent and Lenders, dated as of February 10, 1997

    (4.6) Amendment No. 4 to Credit Agreement among Giddings & Lewis, Inc., Giddings & Lewis, Ltd., Giddings & Lewis GmbH and the Institutions from time to time party thereto as Agent and Lenders, dated as of March 21, 1997

    (4.7) Indenture between Giddings & Lewis, Inc. and Firstar Trust Company, as Trustee, dated as of August 7, 1995 [Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Giddings & Lewis, Inc.'s
                   Registration Statement on Form S-3 (Registration No.
                   33-61237)]

    (4.8)          Officer's Certificate, dated as of September 26,
                   1995, relating to Giddings & Lewis, Inc.'s 7-1/2% Notes due 2005 [Incorporated by reference to Exhibit 4 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated September 26, 1995]

    (4.9) Rights Agreement, dated as of August 23, 1995, between Giddings & Lewis, Inc. and Firstar Trust Company [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Current Report on Form 8-K, dated August 23, 1995]

    (10.1)*        Giddings & Lewis, Inc. 1989 Stock Option Plan
                   [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Form S-8 Registration
                   Statement (Registration No. 33-31951)]

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

    (10.4)* Giddings & Lewis, Inc. 1993 Stock and Incentive Plan [Incorporated by reference to Exhibit 4.1 to Giddings & Lewis, Inc.'s Form S-8 Registration
                   Statement (Registration No. 33-64936)]

    (10.5)* Form of Key Executive Employment and Severance Agreement (covering officers other than Joseph R. Coppola) [Incorporated by reference to Exhibit 10.5 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.6)* Key Executive Employment and Severance Agreement, dated as of October 27, 1993, by and between Giddings & Lewis, Inc. and Joseph R. Coppola [Incorporated by reference to Exhibit 10.6 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993]

    (10.7)* Employment Agreement by and between Heinz Anders and Giddings & Lewis GmbH, dated as of January 12, 1994 [Incorporated by reference to Exhibit 10.8 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994]

    (10.8)*        Management Incentive Compensation Program
                   [Incorporated by reference to Exhibit 10.9 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.9)* Supplemental Executive Retirement Plan (covering officers of the Company other than Joseph R. Coppola) [Incorporated by reference to Exhibit 10.10 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.10)* Supplemental Retirement Program for Joseph R. Coppola [Incorporated by reference to Exhibit 10.12 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.11)* Giddings & Lewis, Inc. Deferred Compensation Plan for Non-Employee Directors [Incorporated by reference to
                   Exhibit 10.13 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.12)* Giddings & Lewis, Inc. Deferred Compensation Plan and Trust Agreement [Incorporated by reference to Exhibit
                   10.14 to Giddings & Lewis, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1993]

    (10.13)* Employment Agreement, dated June 30, 1993, by and between Giddings & Lewis, Inc. and Joseph R. Coppola [Incorporated by reference to Exhibit 10.1 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended October 3, 1993]

    (10.14)*       Executive Consulting Agreement by and between
                   Giddings & Lewis, Inc. and Joseph R. Coppola

    (10.15)* Letter Agreement, dated December 3, 1996, by and between Giddings & Lewis, Inc. and Richard C.
                   Kleinfeldt

    (10.16)*       Giddings & Lewis, Inc. Management Stock Purchase
                   Program

    (13) Portions of the 1996 Annual Report to Shareholders that are incorporated by reference herein

    (21)           List of Subsidiaries of Giddings & Lewis, Inc.

    (23)           Consent of Ernst & Young LLP

    (27)           Financial Data Schedule


   ____________
   *  A management contract or compensatory plan or arrangement.