Form 10-Q
period 1997-03-30
GIDDINGS & LEWIS INC /WI/
filed 1997-05-14
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q

   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For Quarterly Period Ended March 30, 1997

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock Outstanding as of March 30, 1997: 31,958,217 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                        For Quarter Ended March 30, 1997

                                                                         Page

   PART I. Financial Information

           Item 1.  Condensed Consolidated Statements of Income             3

                    Condensed Consolidated Statements of Cash Flows         4

                    Condensed Consolidated Balance Sheets                   5

                    Condensed Consolidated Statement of Changes in
                       Shareholders' Equity                                 6

                    Notes to Condensed Consolidated Financial
                       Statements                                      7 - 10

           Item 2.  Management's Discussion and Analysis of
                       Results of Operations and Financial
                       Condition                                      11 - 13


   PART II.     Other Information


           Item 1.  Legal Proceedings                                 14 - 15

           Item 6.  Exhibits and Reports on Form 8-K                       16

           Signatures                                                      17

           Exhibit Index                                                   18

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands Except Share and Per Share Data)

                                   (Unaudited)



                                                         Three months ended
                                                         Mar. 30      Mar. 31
                                                          1997         1996

   Sales                                              $ 147,617     $ 192,420

   Costs and expenses:

       Cost of sales                                    107,875       149,725

       Selling, general and administrative expenses      20,175        20,404

       Depreciation and amortization                      5,776         5,480
                                                      ---------      --------
   Total operating expenses                             133,826       175,609
                                                      ---------      --------
   Operating income                                      13,791        16,811

   Interest expense, net                                  1,691         2,254

   Other expense/(income)                                     2          (108)
                                                      ---------      --------
   Income before provision for income taxes              12,098        14,665

   Provision for income taxes                             4,719         4,248
                                                      ---------      --------
   Net income                                         $   7,379      $ 10,417
                                                      =========      ========

   Per common share amounts:

       Net income                                     $     .22     $    .30
                                                      =========     ========
       Dividends declared                             $     .03     $    .03
                                                      =========     ========

   Average number of common shares outstanding        32,882,750  34,526,964


                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)


                                                     Three months ended
                                                   March 30,     March 31,
                                                      1997          1996
   Operating activities:

       Net income                                   $  7,379     $  10,417

       Adjustments to reconcile net income to
          net cash provided (used) by operating
          activities:

           Depreciation and amortization               5,776         5,480

           Net changes in working capital items       38,590       (18,784)

           Other                                      (4,555)        3,488
                                                    --------      --------
   Net cash provided by operating activities          47,190           601
                                                    --------      --------
   Investing activities:

       Additions to property, plant, and equipment    (3,124)       (5,564)

       Other                                            (349)          164
                                                    --------      --------
   Net cash used by investing activities              (3,473)       (5,400)
                                                    --------      --------
   Financing activities:

       Proceeds from draws on lines of credit              0        45,467

       Repayments under lines of credit              (15,930)      (47,000)

       Payment for repurchase of stock               (22,820)            0

       Proceeds from stock options exercised           7,152             0

       Cash dividends                                   (981)       (1,038)
                                                    --------      --------

   Net cash used by financing activities             (32,579)       (2,571)
                                                    --------      --------
   Effect of exchange rate changes on cash            (1,504)          245
                                                    --------      --------
   Net increase (decrease) in cash and
     cash equivalents                                  9,634        (7,125)

   Cash and cash equivalents - beginning of period    71,658        14,216
                                                    --------      --------
   Cash and cash equivalents - end of period        $ 81,292      $  7,091
                                                    ========      ========

                             See accompanying notes.

                              GIDDINGS & LEWIS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands-Unaudited)

                                                    Mar. 30,      Dec. 31,
                                                      1997          1996
 ASSETS
       Current Assets:
           Cash and cash equivalents               $  81,292     $  71,658
           Accounts receivable                       226,785       280,985
           Inventories                                84,383        88,969
           Deferred income taxes                      29,048        29,048
           Other current assets                        4,864         3,951
                                                   ---------     ---------
               Total current assets                  426,372       474,611

       Fixed assets - net                            116,361       118,484
       Costs in excess of net acquired assets
           and other intangible assets               183,435       185,276
       Deferred income taxes                          19,524        19,524
       Other assets                                   16,020        13,505
                                                   ---------     ---------
               TOTAL ASSETS                        $ 761,712     $ 811,400
                                                   =========     =========
   LIABILITIES & SHAREHOLDERS' EQUITY
       Current liabilities:
           Notes payable                           $  16,270     $  34,226
           Accounts payable                           30,618        30,141
           Accrued expenses and other liabilities    131,701       148,938
                                                   ---------     ---------
               Total current liabilities             178,589       213,305

           Long-term debt
                                                     100,000
                                                                   100,000
           Long-term employee benefits and other
             long-term liabilities                    36,539        37,272
                                                   ---------     ---------
               Total liabilities                     315,128       350,577

       Contingencies                                       0             0

       Shareholders' equity:
           Common stock                                3,515         3,462
           Capital in excess of par                  335,767       328,668
           Retained earnings                         150,570       144,172
           Cumulative translation adjustment           4,691         6,755
                                                    --------      --------
                                                     494,543       483,057
           Less:
              Treasury Stock                         (41,459)      (18,639)
              Unamortized compensation expense        (6,500)       (3,595)
                                                    --------      --------
               Total shareholders' equity            446,584       460,823
                                                    --------      --------
               TOTAL LIABILITIES AND
                   SHAREHOLDERS' EQUITY            $ 761,712     $ 811,400
                                                   =========     =========

                             See accompanying notes.

    GIDDINGS & LEWIS, INC.
    CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
    THREE MONTHS ENDED MARCH 30, 1997
    (In Thousands Except Share Data)

                                                     Capital in             Cumulative    Treasury   Unamortized      Total
                                   Common Stock       Excess of   Retained  Translation    Shares    Compensation Shareholders'
                              Shares        Amount       Par      Earnings   Adjustment   Purchased     Expense      Equity
   Balance,
       December 31, 1996     34,622,855     $3,462     $328,668  $144,172     $6,755      ($18,639)    ($3,595)      $460,823

   Net stock awards
       and options              524,862         53        7,099         0          0             0      (3,315)         3,837

   Tax benefit related to
       vesting of stock
       options                                                0                                                             0

   Net income                                                       7,379                                               7,379

   Amortization of
       compensation
       expense                                                                                             410            410

   Cash dividends                                                    (981)                                               (981)

   Translation
       adjustment                                                             (2,064)                                  (2,064)

   Repurchase of
       Common Stock                              0            0         0          0      (22,820)           0        (22,820)
                             ----------     ------     -------- ---------   --------     --------      -------       --------

   Balance,
       March 30, 1997        35,147,717     $3,515     $335,767  $150,570     $4,691     $(41,459)     ($6,500)      $446,584
                             ==========     ======     ======== =========    =======     ========      =======       ========


                                                       See accompanying notes


                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 30, 1997
                                   (Unaudited)

   1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the nature of a substantial portion of the Company's business (i.e., long-term and complex contracts), significant adjustments are sometimes required to reflect experience and other factors. Such adjustments are recorded as changes in estimates as part of the percentage-of-completion accounting in the period they become known. Operating results for the three month period ended March 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Management's Discussion and Analysis of Results of Operations and Financial Condition included herein.

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


   2.  Inventories
                                           March 30,    December 31,
                                             1997           1996
                                                (in thousands)
             Raw materials               $   42,397      $  51,310
             Work-in-process                 31,162         26,356
             Finished goods                  10,824         11,303
                                           ----------   ----------
                                         $   84,383     $   88,969

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

       The Company has established accruals ($8.8 million and $9.1 million at March 30, 1997 and December 31, 1996, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

       In another matter, a Michigan Department of Environmental Quality ("State") investigation into alleged environmental violations at the Company's Menominee, Michigan facility resulted in the issuance of criminal complaints against the Company and two of its employees in November 1994. The complaints, filed in Menominee County, Michigan district and circuit courts, generally focus on alleged releases of hazardous substances and the alleged illegal treatment and disposal of hazardous waste. In December 1996, the seven charges then pending against the Company in circuit court were dismissed on the grounds that, among other things, the statute under which the Company was charged is unconstitutional. In February 1997, the Company and the State reached a tentative agreement which was subsequently reduced to a final written settlement and plea agreement and entered by the court on April 3, 1997. The general parameters of the agreement are as follows: (i) the State dismissed with prejudice and released the Company from all charges and covenanted not to sue on any matters, administrative, civil or criminal, raised in the criminal complaint or investigation; (ii) the Company will reimburse the State's investigation costs in the amount of $492,000; (iii) the Company pled no contest (not admitting liability) to one misdemeanor charge; and
       (iv) the circuit court decision holding the statute under which the Company was charged unconstitutional was vacated. With this final resolution, the cross appeals were dismissed. The three misdemeanor counts against the two employees of the Company remain pending in district court.

       Also two civil lawsuits are pending against the Company in Menominee County, Michigan district court which seek unspecified damages based on allegations of improper disposal and emissions at the Menominee facility. The Company remains committed to vigorously defending itself against all suits, charges and allegations to the extent they are not resolved on terms satisfactory to the Company. Information presently available to the Company does not enable it to reasonably quantify potential civil or criminal penalties or remediation costs, if any, related to these civil lawsuits.

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

   4.  Stock Repurchase Program

       On March 18, 1997, the Company announced that the Board of Directors had authorized management to repurchase an additional 10% of the Company's outstanding common stock. This is in addition to the 10% of outstanding stock which the Board in July 1996 authorized to be repurchased. As in the past, future repurchases, if any, are expected to be made principally through open market transactions from time to time as the share price and market conditions warrant and as permitted by applicable law. The Company intends to fund any such repurchases with cash from operations and additional short-term borrowings. As of March 30, 1997, the Company had repurchased 3,129,500 shares at an aggregate purchase price of $41.5 million, with 1,634,500 of those shares being purchased in the first quarter of 1997 at an aggregate purchase price of $22.8 million.

   5.  Earnings Per Share

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarter ended March 30, 1997 and March 31, 1996 is not expected to be material.

   6.  Subsequent Event

       On April 28, 1997, Harnischfeger Industries, Inc. commenced an unsolicited tender offer for all outstanding shares of common stock of the Company at $19 per share (See "Other Events" in Management's Discussion and Analysis of Results of Operations and Financial Condition).

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

                Results of Operations for the First Three Months
                            of 1997 Compared to 1996

   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period January 1, 1996 through March 30, 1997.


                  Mar. 31,     June 30,      Sept. 29,     Dec. 31,     Mar. 30,
                    1996         1996          1996          1996         1997
                                           (In Thousands)
    Operating group:
   Automation
     Technology    $ 85,581     $ 66,088     $ 68,864      $ 68,047     $ 84,413
   Integrated
     Automation      35,365       49,040       24,237        24,466       22,505
   European
     Operations      35,848       15,425       42,693        12,661        8,602
   Automation
     Measurement
     and Control     15,615       15,640       15,338        15,376       17,638
                   --------     --------     --------      --------     --------
   Consolidated
     bookings      $172,409     $146,193     $151,132      $120,550     $133,158
                   ========     ========     ========      ========     ========
   Consolidated
     backlog       $365,953     $305,989     $272,379      $208,298     $192,992
                   ========     ========     ========      ========     ========

   Bookings in the first three months of 1997 were $133.2 million compared to bookings in the first three months of 1996 of $172.4 million. Automation Technology bookings of $84.4 million in the first three months of 1997 decreased 1.4% from $85.6 million in the comparable period of 1996. Integrated Automation bookings in the first three months totaled $22.5 million, a 36.4% decrease from the year earlier period of $35.4 million. This decrease was due to the Company rebuilding its position with its automotive customers. European Operations bookings decreased 76.0% from $35.8 million in the first three months of 1996 to $8.6 million in the first three months of 1997. The decrease was due to a sluggish automotive market in Europe, which caused customer re-evaluation of build programs. Automation Measurement and Control bookings of $17.6 million for the first three months of 1997 increased 13.0% from the comparable 1996 period bookings of $15.6 million.

   Consolidated net sales in the first three months of 1997 totaled $147.6 million compared to $192.4 million in the year earlier period. This decrease in net sales was due to the relatively low beginning backlog as well as the actions the Company has taken to increase the selectivity in the business booked. Net sales for Automation Technology of $67.4 million decreased 29.7% from $95.8 million in the year earlier period. Integrated Automation net sales of $37.0 million decreased 33.0% from $55.2 million in the first quarter of 1996. European Operations sales in the first three months of 1997 were $25.2 million, an increase of 6.6% from $23.7 million in the year earlier period. Automation Measurement and Control net sales increased 1.7% to $18.0 million in the 1997 period compared to $17.7 million in the 1996 period.

   The consolidated gross margin percentage (before depreciation and amortization) for the first three months of 1997 was 26.9% as compared to 22.2% for the comparable 1996 period. This increase was the result of greater productivity, better pricing, and an improved mix of business.

   Selling, general, and administrative expenses (before depreciation and amortization) increased as a percentage of sales to 13.7% for the first quarter of 1997 from 10.6% in the first quarter of 1996. Under utilization of engineering resources because of lower bookings impacted the 1997 first quarter.

   Net interest expense for the first quarter of 1997 declined to $1.7 million as compared with $2.3 million in the first quarter of 1996 due to reduced borrowings as a result of an improved cash position.

   The provision for income taxes of $4.7 million for the first three months of 1997 is based on the estimated annual effective tax rate of 39% for 1997. The provision for income taxes in the first three months of 1996 shows the non-recurring tax benefit of $1.2 million related to the implementation of tax planning strategies to capture the benefit of foreign losses. The Company's effective tax rate for the first three months of 1996 was 29%.

   Other Events

   On April 28, 1997, Harnischfeger Industries, Inc. ("HII") commenced an unsolicited tender offer (the "HII Offer") for all outstanding common stock of the Company at $19 per share in cash. The Board of Directors of the Company has unanimously recommended that shareholders do not tender their shares pursuant to the HII Offer. The Company's position with respect to the HII Offer is set forth in documents filed by the Company with the Securities and Exchange Commission on May 8, 1997. See also Part II, Item 1, "Legal Proceedings."

   Liquidity and Capital Resources at March 30, 1997

   On March 30, 1997, the Company had $81.3 million of cash and cash equivalents on hand which was an increase of $9.6 million from the balance on hand at the beginning of the year. For the first three months of 1997, operating activities contributed $47.0 million of cash. Cash provided from working capital changes totaled $38.6 million.

   Investing activities used $3.5 million for the first three months which included $3.1 million in capital expenditures. Financing activities used cash of $32.4 million which included repurchase of stock of $22.8 million and the repayment of $15.9 million under lines of credit. Offsetting these amounts was $7.3 million provided from stock transactions including the exercise of options under the Management Stock Purchase Program.

   On March 18, 1997, the Company announced that the Board of Directors had authorized management to repurchase an additional 10% of the Company's outstanding common stock. This is in addition to the 10% of outstanding
   stock that was authorized to be repurchased in July 1996.   As in the
   past, future repurchases, if any, are expected to be made principally through open market transactions from time to time as the share price and market conditions warrant and as permitted by applicable law. The Company intends to fund any such repurchases with cash from operations and additional short-term borrowings. The repurchase program is not expected to materially impact the Company's liquidity. During the first quarter of 1997, the Company repurchased 1,634,500 shares at an aggregate purchase price of $22.8 million.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                 March 30, 1997


 Item 1.  Legal Proceedings

          On April 25, 1997, HII and DSFA Corporation, a wholly owned subsidiary of HII ("DSFA"), commenced an action in the United
          States District Court for the Eastern District of Wisconsin against the Company and certain of the Company's directors (the "HII Action"). Harnischfeger Indus., Inc. v. Isles, et al., C.A. No. 97-C-0488. In the complaint, HII and DSFA allege, among other things, that the defendants have violated the disclosure requirements of the Securities Exchange Act of 1934, and the rules and regulations promulgated by the Securities and Exchange Commission thereunder, by making false or misleading statements, or omitting to state facts required to be disclosed in order to prevent other statements from being misleading, in connection with: (i) disclosures in the Company's Proxy Statement for its 1997 Annual Meeting describing the Company's Management Stock Purchase Program; (ii) disclosures in such Proxy Statement concerning the number of nominees the Company nominated for election at its April 30, 1997 Annual Meeting and the provisions of the By-laws concerning board size and composition; and (iii) disclosures in the Company's public filings concerning the Rights Agreement, dated as of August 23, 1995 (the "Rights Agreement"), between the Company and Firstar Trust Company, as Rights Agent. In addition, HII and DSFA allege in the complaint in the HII Action that the defendants are now violating, and threaten to violate, their fiduciary duties to the Company's shareholders in connection with the consideration of HII's acquisition proposal and related matters. Among other things, HII and DSFA allege that, under the circumstances present here, defendants have a fiduciary duty to redeem the Rights issued pursuant to the Rights Agreement and/or to cause them to be inapplicable to the HII Offer.

          On May 6, 1997, a putative class action was filed against the Company and certain of its directors in the Circuit Court of Milwaukee County, Wisconsin, entitled Charles Miller, et al v. Giddings & Lewis, Inc. et al, No. 97 CV 003823 (the "Milwaukee Action"). The complaint in the Milwaukee Action alleges, among other things, that the director defendants breached their fiduciary duties to the public shareholders of the Company by refusing to consider the HII Offer, using their positions to thwart other attempts to acquire the Company, and trying to entrench themselves in their positions with the Company. As relief, the complaint seeks, among other things: (i) a declaration that the action be certified as a proper class action; (ii) injunctive relief requiring that the director defendants cooperate fully with any entity or person, including HII, having a bonafide interest in proposing any transactions that would maximize shareholder value, and take all appropriate steps to maximize shareholder value; and
          (iii) damages, costs, and attorneys' fees.

          On May 13, 1997, an action was filed (both individually and on a derivative basis) against the Company and certain of its directors in the United States District Court for the Eastern District of Wisconsin (the "Eastern District Action"). Miller v. Isles, et al., C.A. No. 97-C-0561. The complaint in the Eastern District Action alleges, among other things, that the director defendants breached their fiduciary duties to the public shareholders of the Company by refusing to consider the HII Offer, using their positions to thwart other attempts to acquire the Company and trying to entrench themselves in their positions with the Company. The complaint also alleges that the defendant directors breached their fiduciary duties and federal securities laws by failing to accurately disclose in the Company's Proxy Statement for its 1997 Annual Meeting matters relating to the Company's Management Stock Purchase Program and the number of director nominees standing for election at such Annual Meeting. As relief, the complaint in the Eastern District
          Action seeks, among other things: (i) a determination that the action is a proper derivative action; (ii) unspecified compensatory damages for the breach by the defendant directors of their fiduciary duties; (iii) injunctive relief requiring the defendants to take all steps necessary to maximize shareholder value through a merger or acquisition of the Company; (iv) injunctive relief requiring the defendants to correct allegedly inaccurate disclosures in the Company's Proxy Statement for its 1997 Annual Meeting and requiring defendants to redeem the Rights outstanding under the Rights Agreement; (v) injunctive relief prohibiting certain amendments to the Company's Rights Agreement, charter or by-laws;
          (vi) declaratory relief invalidating proxies solicited in connection with the Company's 1997 Annual Meeting and invalidating actions taken by the directors on or after April 30, 1997; and (vii) costs and attorneys' fees.

          The Company believes that the claims set forth in the above-referenced actions are entirely without merit.

 Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

             3.1 Amendment to By-laws effective as of the time of the 1997 Annual Meeting of Shareholders.

             3.2 Amendment to By-laws adopted after the 1997 Annual Meeting of Shareholders.

             3.3    By-laws of Giddings & Lewis, Inc., as amended.

            10.1 Form of Amended and Restated Key Executive Employment and Severence Agreement [Incorporated by reference to Exhibit 2 to Giddings & Lewis, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9, dated May 8, 1997.]

            10.2 Management Stock Purchase Program as Amended and Restated, dated April 30, 1997 [Incorporated by reference to Exhibit 3 to Giddings & Lewis, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9, dated May 8, 1997.]

            10.3 Form of Award Agreement, as amended, for use in connection with the Giddings & Lewis, Inc. 1989 Stock Option Plan.

            10.4 Form of Award Agreement, as amended, for use in connection with the Giddings & Lewis, Inc. 1989 Restricted Stock Plan.

            10.5 Form of Restricted Stock Award Agreement, as amended, for use in connection with the Giddings & Lewis, Inc. 1993 Stock and Incentive Plan.

            10.6 Form of Stock Option Award Agreement for use in connection with the Giddings & Lewis, Inc. 1993 Stock and Incentive Plan.

            10.7 Resolutions Authorizing Amendment of the Supplemental Executive Retirement Plan, dated April 30, 1997 [Incorporated by reference to Exhibit 13 to Giddings & Lewis, Inc.'s Solicitation/Recommendation Statement on
                    Schedule 14D-9, dated May 8, 1997.]

            27      Financial Data Schedule (EDGAR Version only)

     (b)  Reports on Form 8-K

          The Company filed no Current Reports on Form 8-K during the quarter ended March 30, 1997.

                                   Signatures


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Giddings & Lewis, Inc.




   Date:  May 14, 1997                  /s/ Marvin L. Isles
                                        Marvin L. Isles
                                        Chairman and Chief Executive Officer





   Date:  May 14, 1997                  /s/ Douglas E. Barnett
                                        Douglas E. Barnett
                                        Vice-President and Controller
                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX


   Exhibit No.      Exhibit Description

     (a)  Exhibits

             3.1 Amendment to By-laws effective as of the time of the 1997 Annual Meeting of Shareholders.

             3.2    Amendment to By-laws adopted after the
                    1997 Annual Meeting of Shareholders.

             3.3    By-laws of Giddings & Lewis, Inc., as
                    amended.

            10.1    Form of Amended and Restated Key
                    Executive Employment and Severence
                    Agreement [Incorporated by reference to
                    Exhibit 2 to Giddings & Lewis, Inc.'s
                    Solicitation/Recommendation Statement
                    on Schedule 14D-9, dated May 8, 1997.]

            10.2    Management Stock Purchase Program as
                    Amended and Restated, dated April 30,
                    1997 [Incorporated by reference to
                    Exhibit 3 to Giddings & Lewis, Inc.'s
                    Solicitation/Recommendation Statement on
                    Schedule 14D-9, dated May 8, 1997.]

            10.3 Form of Award Agreement, as amended, for use in connection with the Giddings &
                    Lewis, Inc. 1989 Stock Option Plan.

            10.4 Form of Award Agreement, as amended, for use in connection with the Giddings &
                    Lewis, Inc. 1989 Restricted Stock Plan.

            10.5    Form of Restricted Stock Award
                    Agreement, as amended, for use in
                    connection with the Giddings & Lewis,
                    Inc. 1993 Stock and Incentive Plan.

            10.6 Form of Stock Option Award Agreement for use in connection with the Giddings &
                    Lewis, Inc. 1993 Stock and Incentive
                    Plan.

            10.7 Resolutions Authorizing Amendment of the Supplemental Executive Retirement Plan, dated April 30, 1997 [Incorporated by reference to Exhibit 13 to Giddings & Lewis, Inc.'s Solicitation/
                    Recommendation Statement on Schedule
                    14D-9, dated May 8, 1997.]

            27      Financial Data Schedule (EDGAR Version only)