Form 10-Q
period 1997-06-29
GIDDINGS & LEWIS INC /WI/
filed 1997-08-12
CIK 851588

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-Q


   (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For Quarterly Period Ended June 29, 1997

                                       or

   ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _________________________
                                    to _________________________

   Commission File Number 0-17873

                             GIDDINGS & LEWIS, INC.
             (Exact name of registrant as specified in its charter)

             Wisconsin                                       39-1643189
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)


               142 Doty Street, Fond du Lac, Wisconsin    54935
               (Address of principal executive offices) (Zip Code)

   Registrant's telephone number, including area code:  (920) 921-9400

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

   Common Stock Outstanding as of June 29, 1997: 31,061,719 shares

                             GIDDINGS & LEWIS, INC.

                                 Form 10-Q Index

                         For Quarter Ended June 29, 1997

                                                                         Page

   PART I.   Financial Information

             Item 1.   Condensed Consolidated Statements of Income          3

                       Condensed Consolidated Statements of Cash Flows      4

                       Condensed Consolidated Balance Sheets                5

                       Condensed Consolidated Statement of Changes in
                            Shareholders' Equity                            6

                       Notes to Condensed Consolidated Financial
                            Statements                                 7 - 10

             Item 2.   Management's Discussion and Analysis of
                            Results of Operations and Financial
                            Condition                                 11 - 13


   PART II.  Other Information

             Item 1.  Legal Proceedings                               14 - 15

             Item 6.  Exhibits and Reports on Form 8-K                16 - 17

             Signatures                                                    18

             Exhibit Index                                            19 - 20

                             GIDDINGS & LEWIS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 (In Thousands Except Share and Per Share Data)
                                   (Unaudited)

                                Three months ended        Six months ended
                               June 29,    June 30,     June 29,     June 30,
                                  1997        1996         1997         1996

   Net Sales                  $156,702    $199,646     $304,319     $392,066

   Costs and expenses:
     Cost of sales             112,400     156,698      220,275      306,423

     Selling, general and
      administrative expenses   19,478      20,411       39,653       40,815

     Depreciation &
      amortization               5,739       5,577       11,515       11,057
                               -------     -------      -------      -------
   Total operating expenses    137,617     182,686      271,443      358,295
                               -------     -------      -------      -------
   Operating income             19,085      16,960       32,876       33,771

   Interest expense, net         1,540       2,426        3,231        4,680

   Other income                     (6)       (312)          (4)        (420)
                               -------     -------      -------      -------
   Income before provision
     for income taxes           17,551      14,846       29,649       29,511

   Provision for income taxes    6,843       5,568       11,562        9,816
                               -------     -------      -------      -------
   Net income                $  10,708   $   9,278    $  18,087    $  19,695
                             =========   =========    =========    =========

   Per common share amounts:
     Net income              $     .34   $     .27    $     .57    $     .57
                             =========   =========    =========    =========

     Dividends declared      $     .03   $     .03    $     .06    $     .06
                             =========   =========    =========    =========

   Average number of common
     shares outstanding     31,094,558  34,617,573   31,978,720   34,572,269
                            ==========  ==========   ==========   ==========

                             See accompanying notes.

                             GIDDINGS & LEWIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands - Unaudited)

                                   Three months ended       Six months ended
                                   June 29,   June 30,    June 29,   June 30,
                                      1997       1996        1997       1996
   Operating activities:
      Net income                   $10,708    $ 9,278     $18,087    $19,695
      Adjustments to reconcile
      net income to net cash
      provided (used) by
      operating activities:
        Depreciation and
            amortization             5,739      5,577      11,515     11,057
        Net changes in working
            capital items            2,414     18,684      41,004       (100)
        Other                         (296)     2,756      (4,851)     6,244
                                   -------     ------      ------     ------
   Net cash provided by
     operating activities           18,565     36,295      65,755     36,896
                                   -------     ------      ------     ------
    Investing activities:
      Additions to property,
       plant, and equipment         (2,147)    (3,794)     (5,271)    (9,358)
      Other                           (389)       709        (738)       873
                                   -------     ------      ------     ------
   Net cash used by investing
        activities                  (2,536)    (3,085)     (6,009)    (8,485)
                                   -------     ------      ------     ------
   Financing activities:
      Proceeds from draws on
      lines of credit                    0     28,000           0     73,467
      Repayments under lines of
            credit                       0    (48,000)    (15,930)   (95,000)
      Payment for repurchase of
            stock                  (14,392)         0     (37,212)         0
      Proceeds from stock options
            exercised                  511        304       7,663        304
      Cash dividends                  (918)    (1,038)     (1,899)    (2,076)
                                   -------     ------      ------     ------
   Net cash used by financing
        activities                 (14,799)   (20,734)    (47,378)   (23,305)
                                   -------     ------      ------     ------
   Effect of exchange rate
      changes on cash                 (204)      (188)     (1,708)        57
                                   -------     ------      ------     ------
   Net increase in cash
       and cash equivalents          1,026     12,288      10,660      5,163

   Cash and cash equivalents -
       beginning of period          81,292      7,091      71,658     14,216
                                   -------     ------      ------     ------
   Cash and cash equivalents -
       end of period             $  82,318  $  19,379   $  82,318  $  19,379
                                 =========  =========   =========  =========

                             See accompanying notes.

                              GIDDINGS & LEWIS, INC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In Thousands-Unaudited)

                                                          June 29,   Dec. 31,
                                                            1997       1996
      ASSETS
      Current Assets:
         Cash and cash equivalents                       $ 82,318   $ 71,658
         Accounts receivable                              193,330    280,985
         Inventories                                       85,883     88,969
         Deferred income taxes                             29,048     29,048
         Other current assets                               4,355      3,951
                                                         --------   --------
            Total current assets                          394,934    474,611

      Fixed assets - net                                  114,602    118,484
      Costs in excess of net acquired assets
         and other intangible assets                      181,594    185,276
      Deferred income taxes                                19,524     19,524
      Other assets                                         16,179     13,505
                                                         --------   --------

            TOTAL ASSETS                                 $726,833   $811,400
                                                         ========   ========

   LIABILITIES & SHAREHOLDERS' EQUITY
      Current liabilities:
         Notes payable                                   $ 16,660   $ 34,226
         Accounts payable                                  23,377     30,141
         Accrued expenses and other liabilities           107,675    148,938
                                                         --------   --------
            Total current liabilities                     147,712    213,305

         Long-term debt                                   100,000    100,000
         Long-term employee benefits and other
           long-term liabilities                           35,171     37,272
                                                         --------   --------
            Total liabilities                             282,883    350,577

      Contingencies                                             0          0

      Shareholders' equity:
         Common stock                                       3,518      3,462
         Capital in excess of par                         336,275    328,668
         Retained earnings                                160,360    144,172
         Cumulative translation adjustment                  5,441      6,755
                                                         --------   --------
                                                          505,594    483,057
         Less:
         Treasury Stock                                   (55,851)   (18,639)
         Unamortized compensation expense                  (5,793)    (3,595)
                                                         --------   --------
            Total shareholders' equity                    443,950    460,823
                                                         --------   --------
            TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY                       $726,833   $811,400
                                                         ========   ========

                             See accompanying notes.

                                                       GIDDINGS & LEWIS, INC.

                                 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                   SIX MONTHS ENDED JUNE 29, 1997

                                                  (In Thousands Except Share Data)
                                                     Capital in               Cumulative    Treasury   Unamortized     Total
                                  Common Stock       Excess of     Retained   Translation   Shares     Compensation  Shareholders'
                              Shares       Amount       Par        Earnings   Adjustment    Purchased    Expense       Equity
   Balance,
         December 31, 1996  34,622,855     $3,462      $328,668     $144,172      $6,755    ($18,639)     ($3,595)     $460,823

   Net stock awards
         and options           555,864         56         7,607            0           0           0       (3,232)        4,431

   Net income                                                         18,087                                             18,087

   Amortization of
         compensation
         expense                                                                                            1,034         1,034

   Cash dividends                                                     (1,899)                                            (1,899)

   Translation
         adjustment                                                               (1,314)                                (1,314)

   Repurchase of
       Common Stock                             0             0            0           0     (37,212)           0       (37,212)
                            ----------     ------      --------     --------      ------    --------      -------      --------
   Balance,
         June 29, 1997      35,178,719     $3,518      $336,275     $160,360      $5,441    ($55,851)     ($5,793)     $443,950
                            ==========     ======      ========     ========      ======    ========      =======      ========

                                                       See accompanying notes.


                             GIDDINGS & LEWIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 29, 1997
                                   (Unaudited)

   1.       Basis of Presentation

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Due to the nature of a substantial portion of the Company's business (i.e., long-term and complex contracts), significant adjustments are sometimes required to reflect experience and other factors. Such adjustments are recorded as changes in estimates as part of the percentage-of-completion accounting in the period they become known. Operating results for the six month period ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Management's Discussion and Analysis of Results of Operations and Financial Condition included herein.

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

   2.       Inventories
                                      June 29,    December 31,
                                        1997          1996
                                           (in thousands)
             Raw materials          $   40,179     $   51,310
             Work-in-process            35,262         26,356
             Finished goods             10,442         11,303
                                    ----------     ----------
                                    $   85,883     $   88,969
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

            The Company has established accruals ($8.0 million and $9.1 million at June 29, 1997 and December 31, 1996, respectively) for all environmental contingencies of which management is currently aware in accordance with generally accepted accounting principles. In establishing these accruals, management considered (a) reports of environmental consultants retained by the Company, (b) the costs incurred to date by the Company at sites where clean-up is presently ongoing and the estimated costs to complete the necessary remediation work remaining at such sites, (c) the financial solvency, where appropriate, of other parties that have been responsible for effecting remediation at specified sites, and (d) the experience of other parties who have been involved in the remediation of comparable sites. The accruals recorded by the Company with respect to environmental matters have not been reduced by potential insurance or other recoveries and are not discounted. Although the Company has and will continue to pursue such claims against insurance carriers and other responsible parties, future potential recoveries remain uncertain and, therefore, were not recorded as a reduction to the estimated gross environmental liabilities. Based on the foregoing and given current information, management believes that future costs in excess of the amounts accrued on all presently known and quantifiable environmental contingencies will not be material to the Company's financial position or results of operations.

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

   4.       Stock Repurchase Program

            On March 18, 1997, the Company announced that the Board of Directors had authorized management to repurchase an additional 10% of the Company's outstanding common stock. This is in addition to the 10% of outstanding stock which the Board in July 1996 authorized to be repurchased. As of June 29, 1997, the Company had repurchased 4,117,000 shares at an aggregate purchase price of $55.9 million, with 987,500 of those shares being purchased in the second quarter of 1997 at an aggregate purchase price of $14.4 million. During the first half of 1997, 2,622,000 shares at an aggregate purchase price of $37.2 million were purchased.

   5.       Earnings Per Share

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the second quarter ended June 29, 1997 and June 30, 1996 is not expected to be material.

                             GIDDINGS & LEWIS, INC.

          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

   On June 11, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Thyssen Aktiengesellschaft ("Thyssen") and its indirect wholly-owned subsidiary, TAQU, Inc. ("TAQU") pursuant to which Thyssen will acquire all of the outstanding common stock of the Company. The Merger Agreement provides for the acquisition of the Company in two steps. First, on June 18, 1997, TAQU commenced a cash tender offer for all of the outstanding common stock of the Company at $21 per share (the "Offer"). The Offer was completed on July 30, 1997. At such time, TAQU accepted for payment approximately 30,127,220 shares of common stock validly tendered by shareholders pursuant to the Offer and not withdrawn. This amount represents approximately 97% of the total number of issued and outstanding shares. The second and final step in the acquisition of the Company by Thyssen is the merger. The merger will allow TAQU to acquire all outstanding shares of common stock of the Company not tendered and purchased pursuant to the Offer. Pursuant to the merger, TAQU will be merged with and into the Company and the Company will continue as the surviving corporation. As a result of the merger, the Company will become an indirect wholly-owned subsidiary of Thyssen, and each outstanding share not owned directly or indirectly by Thyssen will be converted into the right to receive the same price per share paid in the Offer. Consummation of the merger is subject to certain conditions, including receipt of approval of the Merger Agreement by a majority of the shareholders of the Company. As a result of the consummation of the Offer, TAQU owns and has the right to vote a sufficient number of outstanding shares to approve the Merger Agreement without the affirmative vote of any other shareholder, thereby assuring such approval. Additional information regarding the Offer and the merger is set forth in the Schedule 14D-1 filed by Thyssen and TAQU with the Securities and Exchange Commission (the "Commission") and the Schedule 14D-9 filed by the Company with the Commission, each on June 18, 1997 and as subsequently amended and supplemented.

   Prior to the Company entering into the Merger Agreement with Thyssen, Harnischfeger Industries, Inc. ("HII") commenced an unsolicited cash tender offer for all of the outstanding common stock of the Company at $19 per share. The HII tender offer expired on June 20, 1997 and was not extended. See also Part II, Item 1, "Legal Proceedings."

                 Results of Operations for the First Six Months
                            of 1997 Compared to 1996

   The following table sets forth the Company's bookings by operating group in the period and consolidated backlog at period-end on a quarterly basis for the period April 1, 1996 through June 29, 1997.

                     June 30,   Sept. 29,  Dec. 31,    Mar. 30,   June 29,
                       1996       1996       1996        1997       1997
                                         (In Thousands)
   Operating group:

   Automation
     Technology     $ 66,088   $ 68,864    $ 68,047    $ 84,413    $ 99,208
   Integrated
     Automation       49,040     24,237      24,466      22,505      12,628
   European
     Operations       15,425     42,693      12,661       8,602       8,262
   Automation
     Measurement
     and Control      15,640     15,338      15,376      17,638      16,326
                    --------   --------    --------    --------    --------
   Consolidated
     bookings       $146,193   $151,132    $120,550    $133,158    $136,424
                    ========   ========    ========    ========    ========
   Consolidated
     backlog        $305,989   $272,379    $208,298    $192,992    $173,942
                    ========   ========    ========    ========    ========

   Bookings in the first six months of 1997 were $269.6 million compared to bookings in the first six months of 1996 of $318.6 million. Automation Technology bookings of $183.6 million in the first six months of 1997 increased 21.1% from $151.7 million in the comparable period of 1996. Automation technology received several significant follow-on orders for RAM products, and demand for large machine tools strengthened. Integrated Automation bookings in the first six months totaled $35.1 million, a 58.4% decrease from the year earlier period of $84.4 million. The decrease in Integrated Automation bookings is principally due to reduced demand and delayed placement of major orders from the Company's automotive customers. European Operations bookings decreased 67.1% from $51.3 million in the first half of 1996 to $16.9 million in the first half of 1997. Reduced orders by European automobile manufacturers were a significant factor in the decline. Automation Measurement and Control bookings of $34.0 million for the first six months of 1997 increased 8.7% over the comparable 1996 period bookings of $31.2 million.

   Bookings in the second quarter of 1997 were $136.4 million compared to bookings in the second quarter of 1996 of $146.2 million. Automation Technology bookings of $99.2 million in the second quarter of 1997 increased 50.1% from $66.1 million in the comparable period of 1996 for the reasons stated above. Integrated Automation bookings in the second quarter totaled $12.6 million, a 74.2% decrease from the year earlier period of $49.0 million. European Operations bookings decreased 46.4% from $15.4 million in the second quarter of 1996 to $8.3 million in the second quarter of 1997. Integrated Automation and European Operations'
   declines are automotive related.   Automation Measurement and Control
   bookings of $16.3 million for the second quarter of 1997 increased 4.4% from the comparable 1996 period bookings of $15.7 million.

   Consolidated net sales in the first six months of 1997 totaled $304.3 million compared to $392.1 million in the year earlier period. Net sales for Automation Technology of $139.2 million decreased 23.6% from $182.3 million in the year earlier period. Integrated Automation net sales of $72.8 million decreased 38.1% from $117.6 million. European Operations sales in the first six months of 1997 were $57.0 million, a decrease of 2.9% from $58.7 million in the year earlier period. Automation Measurement and Control net sales increased 5.6% to $35.3 million in the 1997 period compared to $33.5 million in the 1996 period.

   Consolidated net sales in the second quarter of 1997 totaled $156.7 million compared to $199.6 million in the year earlier period. This decrease in net sales was due to the relatively low beginning backlog as well as the actions the Company has taken to increase the selectivity in the business booked. Net sales for Automation Technology of $71.8 million decreased 16.9% from $86.5 million in the year earlier period. Integrated Automation net sales of $35.9 million decreased 42.6% from $62.4 million in the second quarter of 1996. European Operations sales in the second quarter of 1997 were $31.7 million, a decrease of 9.3% from $35.0 million in the year earlier period. Automation Measurement and Control net sales increased 10.0% to $17.3 million in the 1997 period compared to $15.7 million in the 1996 period.

   The consolidated gross margin percentage (before depreciation and amortization) for the first six months and the second quarter of 1997 were 27.6% and 28.3%, respectively, as compared to 21.8% and 21.5% for the comparable 1996 periods. This increase was the result of greater productivity, better pricing, and an improved mix of business.

   Selling, general, and administrative expenses (before depreciation and amortization) increased as a percentage of sales to 13.0% for the first six months of 1997 from 10.4% in the year earlier period, and 12.4% for the second quarter of 1997 from 10.2% in the second quarter of 1996. Selling, general, and administrative expenses in the second quarter of 1997 were impacted by two factors - a one time pre-tax benefit of $4.7 million from the sale of a previously written off receivable, which was partially offset by $3.1 million in expenses associated with HII's failed hostile attempt to acquire the Company.

   Net interest expense for the first six months and second quarter of 1997 declined to $3.2 million and $1.5 million, respectively, as compared with $4.7 million and $2.4 million in the comparable 1996 periods due to reduced borrowings as a result of an improved cash position.

   The provision for income taxes of $11.6 million and $6.8 million for the first six months and second quarter of 1997 is based on the estimated annual effective tax rate for 1997. The Company's effective tax rate for the first six months of 1997 amounted to 39.0% as compared to 33.3% for the year earlier period. The 1996 tax rate included the one-time tax benefit in the first quarter of 1996 of initially implementing tax-planning strategies to capture the benefit of foreign losses.

   Liquidity and Capital Resources at June 29, 1997

   On June 29, 1997, the Company had $82.3 million of cash and cash equivalents on hand which was an increase of $10.7 million from the balance on hand at the beginning of the year. For the first six months of 1997, operating activities contributed $65.8 million of cash. Cash provided from working capital changes totaled $41.0 million.

   Investing activities used $6.0 million for the first six months which included $5.3 million in capital expenditures. Financing activities used cash of $47.4 million which included repurchase of stock of $37.2 million and the repayment of $15.9 million under lines of credit. Offsetting these amounts was $7.7 million provided from stock transactions including the exercise of options under the Management Stock Purchase Program.

   On March 18, 1997, the Company announced that the Board of Directors had authorized management to repurchase an additional 10% of the Company's outstanding common stock. This is in addition to the 10% of outstanding stock that was authorized to be repurchased in July 1996. During the first six months and second quarter of 1997, the Company repurchased 2,622,000 and 987,000 shares respectively at an aggregate purchase price of $37.2 million and $14.4 million, respectively.

   The Company believes its cash flows from operations and funds available under domestic and foreign credit agreements will be adequate to finance capital expenditures and working capital requirements for the foreseeable future.

                           Part II - OTHER INFORMATION

                             Giddings & Lewis, Inc.

                                    Form 10-Q

                                  June 29, 1997

   Item 1.     Legal Proceedings

          On April 25, 1997, HII and DSFA Corporation, a wholly owned subsidiary of HII, commenced an action against the Company and certain of the Company directors, entitled Harnischfeger Indus., Inc. v. Isles, et al C.A. No. 97-C-0488. On July 2, 1997, pursuant to a stipulation for dismissal among HII, DSFA and the Company, the action was dismissed.

          On May 6, 1997, a putative class action was filed against the Company and certain of its directors, entitled Charles Miller, et al. v. Giddings & Lewis, Inc. et al No. 97 CV 003823. On July 3, 1997, pursuant to a notice of voluntary dismissal filed by the plaintiffs, the class action was dismissed.

          On May 13, 1997, a derivative and individual action was filed against the Company and certain of its directors, entitled Charles Miller, et al. v. Isles, et al. No. 97-C-0561. On July 3, 1997, the action was voluntarily dismissed by the plaintiffs pursuant to a notice of dismissal.

          Information concerning the claims set forth in the above-referenced actions is provided in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and in the Schedule 14D-9 filed by the Company with the Commission on May 8, 1997 and as subsequently amended.

   Item 6.     Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    2.1 Agreement and Plan of Merger, dated June 11, 1997, among Thyssen AG, TAQU, Inc. and Giddings & Lewis, Inc. [Incorporated by reference to Exhibit 1 to Giddings & Lewis, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9, dated June 18, 1997.]

                    3.1 Amendment to By-laws effective as of the time of the 1997 Annual Meeting of Shareholders. [Incorporated by reference to Exhibit 3.1 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    3.2 Amendment to By-laws adopted after the 1997 Annual Meeting of Shareholders. [Incorporated by reference to Exhibit 3.2 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    3.3 By-laws of Giddings & Lewis, Inc., as amended [Incorporated by reference to Exhibit 3.3 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    4.1 First Amendment to Rights Agreement, dated as of June 8, 1997, between Giddings & Lewis, Inc. and Firstar Trust Company [Incorporated by reference to Exhibit 4.2 to Giddings & Lewis, Inc.'s Form 8-A/A, dated June 27, 1997.]

                    10.1 Form of Amended and Restated Key Executive
                         Employment and Severence Agreement, dated April 30, 1997 [Incorporated by reference to Exhibit 2 to Giddings & Lewis, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9, dated May 8, 1997.]

                    10.2 Management Stock Purchase Program as Amended and
                         Restated, dated April 30, 1997 [Incorporated by reference to Exhibit 3 to Giddings & Lewis, Inc's Solicitation/Recommendation Statement on Schedule 14D-9, dated May 8, 1997.]

                    10.3 Form of Award Agreement, as amended, for use in
                         connection with the Giddings & Lewis, Inc. 1989 Stock Option Plan [Incorporated by reference to
                         Exhibit 10.3 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    10.4 Form of Award Agreement, as amended, for use in
                         connection with the Giddings & Lewis, Inc. 1989 Restricted Stock Plan [Incorporated by reference to
                         Exhibit 10.4 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    10.5 Form of Restricted Stock Award Agreement, as
                         amended, for use in connection with the Giddings & Lewis, Inc. 1993 Stock and Incentive Plan [Incorporated by reference to Exhibit 10.5 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    10.6 Form of Stock Option Award Agreement for use in
                         connection with the Giddings & Lewis, Inc. 1993 Stock and Incentive Plan [Incorporated by reference to Exhibit 10.6 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

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

                    27    Financial Data Schedule (EDGAR Version only)

          (b)  Reports on Form 8-K

               The Company filed a Current Report on Form 8-K, dated June 12, 1997, reporting under Item 5 that the Company has entered into a definitive merger agreement pursuant to which it will be acquired by Thyssen AG.

                                   Signatures

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Giddings & Lewis, Inc.


   Date: August 11, 1997                /s/ Marvin L. Isles
                                        Marvin L. Isles
                                        Chairman and Chief Executive
                                        Officer


   Date: August 11, 1997                /s/ Douglas E. Barnett
                                        Douglas E. Barnett
                                        Vice-President and Controller
                                        (Principal Financial and
                                        Accounting Officer)

                                  EXHIBIT INDEX

   Exhibit No.      Exhibit Description

        (a)         Exhibits

                    2.1 Agreement and Plan of Merger, dated June 11, 1997, among Thyssen AG, TAQU, Inc. and Giddings & Lewis, Inc. [Incorporated by reference to Exhibit 1 to Giddings & Lewis, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9, dated June 18, 1997.]

                    3.1 Amendment to By-laws effective as of the time of the 1997 Annual Meeting of Shareholders [Incorporated by reference to Exhibit 3.1 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    3.2 Amendment to By-laws adopted after the 1997 Annual Meeting of Shareholders [Incorporated by reference to Exhibit 3.2 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    3.3 By-laws of Giddings & Lewis, Inc., as amended [Incorporated by reference to Exhibit 3.3 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    4.1 First Amendment to Rights Agreement, dated as of June 8, 1997, between Giddings & Lewis, Inc. and Firstar Trust Company [Incorporated by reference to
                         Exhibit 4.2 to Giddings & Lewis, Inc.'s Form 8-A/A, dated June 27, 1997.]

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

                    10.3 Form of Award Agreement, as amended, for use in
                         connection with the Giddings & Lewis, Inc. 1989 Stock Option Plan [Incorporated by reference to
                         Exhibit 10.3 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    10.4 Form of Award Agreement, as amended, for use in
                         connection with the Giddings & Lewis, Inc. 1989 Restricted Stock Plan [Incorporated by reference to Exhibit 10.4 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    10.5 Form of Restricted Stock Award Agreement, as
                         amended, for use in connection with the Giddings & Lewis, Inc. 1993 Stock and Incentive Plan [Incorporated by reference to Exhibit 10.5 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    10.6 Form of Stock Option Award Agreement for use in
                         connection with the Giddings & Lewis, Inc. 1993 Stock and Incentive Plan [Incorporated by reference to Exhibit 10.6 to Giddings & Lewis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 30, 1997.]

                    10.7 Resolutions Authorizing Amendment of the
                         Supplemental Executive Retirement Plan, dated April 30, 1997 [Incorporated by reference to Exhibit 13 to Giddings & Lewis, Inc.'s Solicitation/Recommendation Statement on Schedule 14D-9, dated May 8, 1997.]

                    27    Financial Data Schedule (EDGAR Version only).